Form 10KSB
period 2006-05-31
CANCER THERAPEUTICS INC
filed 2006-08-29
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended May 31, 2006

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ________ to ___________

                       Commission file number: 333-119915

                            CANCER THERAPEUTICS, INC.
                 (Name of Small Business Issuer in Its Charter)


                      Delaware                                                               20-1499421
------------------------------------------------------                          --------------------------------------
            (State or Other Jurisdiction                                                    (IRS Employer
          of Incorporation or Organization)                                              Identification No.)

               210 West Hansell Street
                Thomasville, Georgia                                                            31792
------------------------------------------------------                          --------------------------------------
      (Address of Principal Executive Offices)                                               (Zip Code)



                                 (229) 403-1282
                 Issuer's Telephone Number, Including Area Code



Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Exchange Act. [ ]


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The Company's revenues for the fiscal year ending May 31, 2006 were $48,996.

     The aggregate market value of the Company's voting stock held by non-affiliates multiplied by the offering price of $.50 per share in the Company's registration statement on Form SB-2 effective May 15, 2006, was approximately $209,739. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 29, 2006, the Company had outstanding 4,097,688 shares of common stock, par value $0.001 per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.


     Transitional Small Business Disclosure Format (check one)  [  ] Yes [x] No

                                TABLE OF CONTENTS


PART I.........................................................................1

ITEM 1:  DESCRIPTION OF BUSINESS...............................................1

ITEM 2:  DESCRIPTION OF PROPERTY..............................................18

ITEM 3:  LEGAL PROCEEDINGS....................................................18

ITEM 4:  SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS..................18

PART II.......................................................................19

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............19

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL....................21

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE......................................................41

ITEM 8A: CONTROLS AND PROCEDURES..............................................41

ITEM 8A: CONTROLS AND PROCEDURES..............................................41

PART III......................................................................42

ITEM 9:   DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.............................42

ITEM 10:  EXECUTIVE COMPENSATION..............................................45

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANGEMENT AND RELATED STOCKHOLDER MATTERS.....................................45

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................47

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K....................................48

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................49

INDEX TO EXHIBITS.............................................................50

SIGNATURES....................................................................52

                           FORWARD LOOKING STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-KSB, IN PARTICULAR "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "ITEM 1. BUSINESS," INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, AND OTHER FINANCIAL RESULTS, PROPOSED ACQUISITIONS AND NEW PRODUCTS, ENTRY INTO NEW MARKETS, FUTURE OPERATIONS AND OPERATING RESULTS, FUTURE BUSINESS AND MARKET OPPORTUNITIES. THE COMPANY WISHES TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISK AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF CERTAIN RISKS RELATED TO THE COMPANY'S BUSINESS, SEE "RISK FACTORS." UNDER "ITEM 1. DESCRIPTION OF BUSINESS."

     Unless the context requires otherwise, references to the Company are to Cancer Therapeutics, Inc..

                                     PART I.

ITEM 1:  DESCRIPTION OF BUSINESS

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS (CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995)

     The disclosure and analysis set forth herein contains certain forward looking statements, particularly statements relating to future actions, performance or results of current and anticipated products and services, sales efforts, expenditures, and financial results. From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral. Forward-looking statements provide current expectations or forecasts of future events such as new products or services, product approvals, revenues, and financial performance. These statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipates," "intends," "plans," "expects," "will," and other words and phrases of similar meaning. In all cases, a broad variety of assumptions can affect the realization of the expectations or forecasts in those statements. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

     The Company undertakes no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by the Company on this subject in its subsequent filings pursuant to the Securities
Exchange Act of 1934. Furthermore, as permitted by the Private Securities Litigation Reform Act of 1995, the Company provides these cautionary statements identifying risk factors, listed below, that could cause the Company's actual results to differ materially from expected and historical results. It is not possible to foresee or identify all such factors. Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

RISK FACTORS

OPERATING RISKS

     WE MAY BE SUBJECT TO LIABILITY FOR A VIOLATION OF THE SECURITIES ACT OF 1933. Some of our shareholders received their shares as a result of the liquidation of Immune Complex Corporation on June 8, 2000. The shares received were not registered under the Securities Act and did not qualify for an exemption therefrom. Consequently, we may be liable to each of our shareholders who received shares of Cancer Therapeutics in connection with this liquidation. We may be required to rescind the transaction in which the shares of Cancer Therapeutics were distributed to our shareholders, and may also be required to compensate these shareholders. Our management has estimated the potential liability of Cancer Thereapeutics in this respect at $.03 to $.05 per share at the time of distribution which equates to a potential liability of $13,431 to $22,384. We have noted this estimated potential liability in the notes to our financial statements.

     WE HAVE DEFAULTED LOAN OBLIGATIONS. We received loans to continue operations as detailed in our financial statements. These loans are in default or may be in default upon demand by the creditors. As a result of our default position, these creditors may obtain judgment or other lawful remedies to collect on the debts now or in the future. We will still need to raise additional capital or increase our business profits to satisfy these creditors. We cannot assure you that we will be successful in repaying any or all of these creditors. As of February 28, 2006, the total amount due on these loans was $400,420.15 which consists of $289,943.60 of principal and $110,476.55 of interest.

     THE INTERNAL REVENUE SERVICE HAS PLACED A TAX LIEN ON OUR ASSETS. The IRS tax lien covers property of Cancer Therapeutics including the Cryobank, equipment, inventory and all of our other assets. This lien gives the IRS priority over other creditors in the event we experience bankruptcy or dissolution. The settlement amount calls for a payment of $1,000 per month until the settlement amount is paid in full, although the IRS may require us to increase our monthly payments if our financial condition improves. As of February 28, 2006, the total amount owing to the IRS, including penalties and interest, was $17,708. We are current with our payments, but may not be able to make future payments. We may have all or some of our assets seized if we do not comply with our payment schedule.

     OUR TREATMENTS ARE EXPERIMENTAL AND HAVE NOT BEEN DECLARED SAFE AND EFFECTIVE. We have not received FDA approval as it relates to any facet of our business and/or operations and, as a result, our treatments, products, and/or services have not been deemed safe or effective in any way. Consequently, our efforts to commercialize our services may fail.

     WE HAVE CONSISTENTLY OPERATED AT A LOSS. Cancer Therapeutics was organized in 1991 and has consistently operated at a loss, and we cannot assure you that we will be able to operate Cancer Therapeutics profitably. In the event we are unsuccessful at operating our business profitably, we cannot assure you that Cancer Therapeutics could successfully become involved in any other business venture due to the fact that our personnel are trained only in biotherapy and not in other services. We presently have no plans, commitment, or arrangements with respect to any other potential business venture.

     WE NEED SUBSTANTIAL FUNDING TO CONTINUE OPERATIONS AND DEVELOP OUR THERAPIES. We are dependent upon raising additional funds to continue to operate our Cryobank and to develop our vaccine and T-cell therapies. We may not be able to raise any funds for operations or for research and development. It will take at least 5 years to develop the T-cell and vaccine therapies, and even if we develop these therapies fully they may not be safe and effective even after investing in the research and development. We anticipate the cost if successful to be at least 5-10 million dollars to complete the research and development to produce safe and effective T-cell and vaccine therapies as a part of the practice of medicine.

     WE HAVE NO OPERATING CAPITAL, AND WE MUST RAISE ADDITIONAL CAPITAL TO REMAIN IN BUSINESS. We presently have no operating capital and are dependent upon future fundraising efforts to provide the minimum capital necessary to continue our business. Such fundraising efforts may include the sale of additional shares of Cancer Therapeutics such as is contemplated in this offering or will involve commercial borrowing. Although we believe that our status as a publicly-traded company will enhance our ability to raise additional capital, our financial condition is dire and we are currently operating with no or very little working capital, several loan obligations, and a lien against our assets by the Internal Revenue Service. We cannot assure you that such our shares will ever be publicly traded and capital will be available to meet the costs of our operations, or that it will be available on acceptable terms. Even if we raise the maximum amount of fundraising, we will still need to raise additional capital to operate our company. Presently, our current offering is our sole source of potential funding and we have no commitments or arrangements from commercial lenders or other sources.

     WE ARE TOTALLY DEPENDENT UPON OUR CHIEF EXECUTIVE WHO HAS BUSINESS AND TIME CONFLICTS. We are totally dependent upon the knowledge, skills, and experience of Robert K. Oldham, M.D. our President, CEO, Medical Director and Chairman. As compared to many other companies, we do not have a depth of managerial and technical personnel. Accordingly, there is a greater likelihood that loss of the services of Mr. Oldham would would force us to discontinue our business. We presently have no employment contract with or key man life insurance upon Mr. Oldham. Furthermore, Mr. Oldham will not be employed full-time, at least initially, and is involved with other businesses and has other interests which could give rise to conflicts of interest with respect to the business of and amount of time devoted to Cancer Therapeutics. We cannot assure you that such conflicts will be resolved favorably to Cancer Therapeutics.

     INSURANCE AND OTHER THIRD PARTY REIMBURSEMENT FOR OUR SERVICES IS LIMITED. With respect to the services we offer, insurance reimbursement or other third-party reimbursement is only available with respect to certain patient types. Moreover, our services are not covered or reimbursed under the Medicare program. Consequently, most patients will be required to pay for such services, wholly or in part, with their own funds. We cannot assure you that significant insurance reimbursement or other third-party reimbursement for our services will be available in the future. Without this reimbursement, we will not be able to offer our services to many patients and physicians.

     WE HAVE NOT RECEIVED FDA APPROVAL AS IT RELATES TO ANY FACET OF OUR BUSINESS AND/OR OPERATIONS AND, AS A RESULT, OUR TREATMENTS, PRODUCTS, AND/OR SERVICES HAVE NOT BEEN DEEMED SAFE OR EFFECTIVE IN ANY WAY. Prior to being licensed for sale, our services are subject to rigorous approval processes by the Food and Drug Administration and similar health authorities in foreign countries. The precise nature of the regulatory approvals which we may be required to obtain are not clear at this point. Obtaining FDA and corresponding foreign approvals for technology, processes, or products we have developed is likely to be costly and time consuming and will, in our opinion, require several years. The length of such time period, however, will depend upon the use for which approval is sought and the results of clinical testing with respect to such use. We cannot assure you that such approval will be granted. Further, we cannot assure you that subsequent adoption or amendment of laws or interpretation of existing laws will not prohibit or render impractical our business plan and disable us from providing any services, treatments or products. If we are unable to get FDA approval, our business will most likely fail. Our T-cell and vaccine therapies have not received FDA approval. Our Cryobank service does not require FDA approval. We have not received FDA approval as it relates to any facet of our business and/or operations and, as a result, our treatments, products, and/or services have not been deemed safe or effective in any way.

     OUR OPERATING COSTS WILL MOST LIKELY INCREASE. Our income could be seriously affected by rising operating expenses such as: research and development; electricity; insurance and administrative costs, security, patent registration expenses, building repairs and maintenance, and regulatory compliance. If we cannot control operating costs or adequately cover them, our cash flow will deteriorate and we will have to raise capital or discontinue our business.

     WE DO NOT HAVE ANY PATENT PROTECTION FOR OUR TECHNOLOGY. We expect to own and rely upon certain trade secrets and know-how but we have not yet sought patent protection for our technology. It may not be possible for us to obtain patent protection for many aspects of our technology. We cannot assure you that others will not independently develop substantially equivalent information and techniques or otherwise gain access to our technology. We believe that, in general, it is unlikely that true proprietary protection will be available to companies such as Cancer Therapeutics which develop biologicals for commercial use.

     NO UNDERWRITER IS PARTICIPATING IN THIS OFFERING. Because we have not engaged the services of an underwriter with respect to this offering, the independent due diligence review of Cancer Therapeutics, its affairs and financial condition, which would ordinarily be performed by an underwriter and its legal counsel, has not been performed and you will not have the benefit of an underwriter's independent due diligence review.


INVESTMENT RISKS

     THERE HAS NEVER BEEN A PUBLIC MARKET FOR OUR SHARES. Prior to this registration statement, there has been no public market for the common stock of Cancer Therapeutics. If a public market for the common stock does develop at a future time, sales of shares by shareholders of substantial amounts of common stock of Cancer Therapeutics in the public market could adversely affect the prevailing market price and could impair our future ability to raise capital through the sale of our equity securities.

     WE HAVE NEVER ISSUED A DIVIDEND AND DON'T ANTICIPATE ANY DIVIDENDS IN THE FUTURE. Cancer Therapeutics has never issued a dividend and we do not anticipate paying dividends on our common stock in the foreseeable future. Furthermore, we may also be restricted from paying dividends in the future pursuant to subsequent financing arrangements or pursuant to Delaware law.

     YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON AND PREFERRED STOCK. Cancer Therapeutics is authorized to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. To the extent of such authorization, our board of directors will have the ability, without seeking shareholder approval, to issue additional shares of common stock in the future for such consideration as the board may consider sufficient. The issuance of additional common stock in the future may reduce your proportionate ownership and voting power.

     IT IS LIKELY THAT YOU WILL BE DILUTED BY THE EXERCISE OF WARRANTS. Cancer Therapeutics has 4,097,688 shares of common stock outstanding held by 139 shareholders of record, and warrants outstanding to purchase 1,300,000 shares of common stock held by Healthcare Enterprise Group, Inc. The warrants became exercisable on January 1, 2005. We have agreed to register all shares of Cancer Therapeutics that are currently outstanding, and we are obligated in the future to register the shares that will be received from the exercise of the warrants held by Healthcare Enterprise Group.

BUSINESS OVERVIEW


CORPORATE ORGANIZATION

     Cancer Therapeutics, Inc. was originally incorporated on May 1, 1991 in the state of Tennessee under the name "Cancer Therapeutics Incorporated." On
September 7, 2004, we reincorporated Cancer Therapeutics in the state of Delaware under its present name. Cancer Therapeutics was acquired by Immune Complex Corporation on September 15, 1998 and subsequently Immune Complex Corporation liquidated its assets (which assets included all of the then-issued shares of Cancer Therapeutics) on June 8, 2000. The shareholders of Immune Complex Corporation were issued shares of Cancer Therapeutics Incorporated on a pro rata basis.

     As a predecessor to Cancer Therapeutics, Immune Complex Corporation was incorporated in 1994, and was formed to develop vaccines for diseases including, malaria, influenza and hepatitis B. During the years that Cancer Therapeutics operated as a subsidiary of Immune Complex Corporation, the management of Cancer Therapeutics remained constant, with Robert K. Oldham acting as Chief Executive Officer. Immune Complex Corporation added Robert K. Oldham as a member of its board of directors, effective September 15, 1998. Mr. Oldham resigned from his position with Immune Complex Corporation effective June 8, 2000.


THE BUSINESS OF CANCER THERAPEUTICS

     MISSION AND VISION

     Our mission is to commercialize innovative biotherapy approaches for the treatment of cancer that will enhance the quality and length of life for cancer patients. "Biotherapy" is the use of the body's immune system, either directly or indirectly, to fight cancer or to lessen side effects that may be caused by some cancer treatments. To accomplish our mission, we offer oncologists access to our technologies and service, which we expect to increase our patient referrals. Our vision is to become a provider within the cancer treatment industry by offering advanced services to cancer patients to be used in conjunction with conventional treatment modalities. To accomplish our vision, we intend to market our services to regionally based cancer treatment markets, build a strong physician referral source, and thereby become a significant biotherapy provider in the regional markets that we serve. You can learn more about our business at www.cancer-therapeutics.com. Our website and the information contained therein, however, does not constitute a part of this report.

     OVERVIEW

     We are a research-stage business that endeavors to become a U.S. producer and provider of treatments for cancer, commonly grouped under the category of "biotherapy." Based in Thomasville, Georgia, we are led by our founder and Chief Executive Officer, Dr. Robert K. Oldham, who is developing both the research and practical implementation of cellular biotherapy. We are researching and developing biotherapy services - tumor specimen storage and cellular therapies and will attempt to get approval for patient-specific vaccines - on a fee-basis to patients who have been diagnosed with a malignancy. We have not received FDA approval as it relates to any facet of our business and/or operations and, as a result, our treatments, products, and/or services have not been deemed safe or effective in any way. Our therapies may never be deemed safe and effective by the FDA.

     "Over the past two decades, the acceptance of biotherapy treatment among oncologists and cancer patients has dramatically increased." Klaus Schindhelm & Robert Nordon, Ex Vivo Cell Therapy p.55

(1999) (available to the public for purchase, and available to be viewed at a medical library for no charge). Biotherapy seeks to treat this life-altering disease by using the body's own natural defense system and is used to as a complementary treatment to conventional cancer treatment modalities. While undergoing other treatment options, principally chemotherapy, radiation, or surgery, a patient can simultaneously pursue biotherapy treatment at an affordable price (50 percent to 70 percent is currently reimbursed through private insurance).

     THE BUSINESS MODEL AND VALUE PROPOSITION

     We provide limited biotherapy services to patients on a fee-for-service basis. Our services for patients begin when a patient is diagnosed with a malignancy and we continue to provide biotherapy while a patient is receiving conventional cancer treatment: chemotherapy, radiation, and surgery. Cryobank is the only service we currently are providing patients. We are able to perform T-cell therapy as described below on an experimental basis, but it is rare that we perform T-cell therapy. We do not commercialize or market our T-cell therapy, but can perform this therapy with our current Investigational New Drug authorization as described below. We do not provide vaccine services at this time because our Investigational New Drug authorization for our vaccine therapy is on hold as described below. We may never receive authorization to perform vaccine therapy, and we may never gain authorization from the FDA to commercialize our T-cell therapy and vaccine therapy. Over the next few years, we intend to create a marketing presence for our Cryobank services among oncologists and patients in the Southeast region, and continue to expand to regionally based markets throughout the U.S.

     TECHNOLOGY

     The three most standard modes of cancer  treatment  include:  chemotherapy, radiation therapy, and surgery. Each of these treatments, however, has significant limitations and can cause toxicities in fighting cancer. Since 1980, a fourth modality, biotherapy, has been used in conjunction with traditional treatments. Robert K. Oldham, Fundamentally Different, Cancer Biotherapy & Radiopharmaceuticals Vol. 14 No. 6 pp. 57-59 (1999) (available in medical libraries to the public for no charge). We believe that biotherapy offers an opportunity for truly specific and effective cancer treatments. Certain activated cells play a major role in the battle against cancer and methodologies are being developed to activate and expand a patient's own immune cells outside of the body and return them safely as a therapeutic cellular product. See Walter
M. Lewko, Peggy B. Hall & Robert K. Oldham, Cancer Biotherapy & Radiopharmaceuticals Growth of Tumor-Derived Activated T Cells for the Treatment of Advanced Cancer, Vol. 15 No. 4 pp. 60-69 (2000)(available to the public in medical libraries for no charge). The technologies we are developing seek to emphasize the enhancement of the body's natural defense system. T-cells regulate the immune response and the expansion and infusion of activated T-cells can both activate and expand the patient's immune cells. This allows the body to create a stronger defense against cancer and its effects. Regulatory T-cells when reinfused into the body can change the way the immune system works and add to the defense system of the body See Walter M. Lewko, Peggy B. Hall & Robert K. Oldham, Cancer Biotherapy & Radiopharmaceuticals Growth of Tumor-Derived Activated T Cells for the Treatment of Advanced Cancer, Vol. 15 No. 4 pp. 60-69
(2000)(available to the public in medical libraries for no charge); See also Robert K. Oldham, M.D Principles of Cancer Biotherapy 4th Edition, (2004) (available to the public in medical libraries for no additional charge).

     SERVICES

     We are developing clinical services for cancer patients as well as continuous research in the biotherapy treatment of cancer pursuant to the following services:

          CRYOBANK. In this process, a patient's surgically removed tumor tissue is shipped to us, specially processed, preserved and stored in a living condition in liquid nitrogen for future use. This process of cryopreservation is very important to biotherapy in that it provides options for additional treatments such as

     Tumor Derived Activated Cells (described below), vaccines or other treatments that may be developed by other companies, should standard therapy fail or cancers recur. Our Cryobank service is a marketed service we provide to our patients and others who need to store tumors. Cryobank is not a developmental stage service, but is a tumor storage service that has continually been effective in preserving tumors as explained below. Our Cryobank service creates the largest percentage of revenue for Cancer Therapeutics and is the principal service that patients seek from us. Upon providing this service to patients, we are able to tell them of the potential benefits of our other services we are developing including Tumor Derived Activated Cells treatment and the vaccines described below.

          WE STARTED OUR CRYOBANK IN 1991. We have cryopreserved (frozen in a living state) tumor biopsies, tumor cell lines (grown in vitro from original biopsy) and lymphocytes grown in vitro, in the laboratory, from the original tumor biopsy. This procedure has demonstrated that cryopreserved tumor biopsies contain similar quantities of living cells upon thawing the specimen up to 14 years later. Likewise tumor cell lines and lymphocytes can be thawed and contain similar quantities of living cells as were found before freezing. We have also been able to grow billions of cells from specimens thawed from our Cryobank. Thus, the cells are both alive and can proliferate (grow) after cryopreservation. This data on hundreds of specimens are on file with Cancer Therapeutics. We therefore believe that our Cryobank has been effective in preserving human tissue.

          TUMOR DERIVED ACTIVATED CELLS. In this process, a patient's tumor is shipped to our laboratory by overnight delivery. Using a number of specialized proprietary processes, technicians separate and recover the cancer-fighting white blood cells that a patient's immune system has produced to attack that specific cancer. These cells are known as "Tumor Derived Activated Cells" or "Tumor Infiltrating Lymphocytes." FDA-approved biological drugs, such as Interleukin-2, are used to stimulate or activate the cells' cancer-fighting functions. Using a device called a "bioreactor," the cells are grown and multiplied for therapy. At regular intervals over the course of a two-month period, the anti-cancer cells are harvested, and shipped by overnight courier to the patient's physician for infusion into the patient. The reinfusion of these activated cells can influence the status of the immune system in a positive way and help eradicate the disease. See Walter M. Lewko, Peggy B. Hall & Robert K. Oldham, Cancer Biotherapy & Radiopharmaceuticals Growth of Tumor-Derived Activated T Cells for the Treatment of Advanced Cancer, Vol. 15 No. 4 pp. 60-69
     (2000)(available to the public in medical libraries for no charge). We are in the developmental stage of advancing this service. We have not received FDA approval as it relates to any facet of our business and/or operations and, as a result, our treatments, products, and/or services have not been deemed safe or effective in any way We are registered and authorized to proceed with research relating to T-cell therapy pursuant to IND 2792, and IND 6533. The Food and Drug Administration's Investigational New Drug (IND) program is the means by which a company obtains permission to ship an experimental drug across state lines (usually to clinical investigators) before a marketing application for the drug has been approved. The FDA reviews the IND for safety to assure that research subjects will not be subjected to unreasonable risk. The IND application must contain information in three broad areas:

          o Animal Pharmacology and Toxicology Studies - Preclinical data to permit an assessment as to whether the product is reasonably safe for initial testing in humans. Also included are any previous experience with the drug in humans (often foreign use).

          o    Manufacturing   Information  -  Information   pertaining  to  the
               composition, manufacturer, stability, and controls used for manufacturing the drug substance and the drug product. This information is assessed to ensure that the company can adequately produce and supply consistent batches of the drug.

          o Clinical Protocols and Investigator Information - Detailed protocols for proposed clinical studies to assess whether the initial-phase trials will expose subjects to unnecessary risks. Also, information on the qualifications of clinical investigators--professionals (generally physicians) who oversee the administration of the experimental compound--to assess whether they are qualified to fulfill their clinical trial duties. Finally, commitments to obtain informed consent from the research subjects, to obtain review of the study by an institutional review board (IRB), and to adhere to the
               investigational       new       drug       regulations.       See
               http://www.fda.gov/cder/regulatory/applications/ind_page_1.htm.

          A  more   complete   disclosure  of  our   Investigational   New  Drug
     authorization from the FDA may be found in the Government Regulation section of this report. We have not been able to commercialize this treatment because we have not received FDA approval. We anticipate that we will be in a developmental stage for at least five (5) more years. We anticipate that the following lifecycle will take place in the developmental process of Tumor Derived Activated Cells for biotherapy:
     Treatments using single, moderate doses of Tumor Derived Activated Cells and Tumor Infiltrating Lymphocytes cells derived from the patient's tumor:

          o    Treatments   using  single,   moderate  doses  of  Tumor  Derived
               Activated Cells and Tumor Infiltrating Lymphocytes cells derived from the patient's tumor;

          o    Protocols  employing a series of four to six moderate  size doses
               of  Tumor  Derived   Activated   Cells  and  Tumor   Infiltrating
               Lymphocytes cells derived from a patient's tumor;

          o    Protocols  exploring  cell  dose,  schedule,   and  selection  in
               cellular therapy;

          o Therapies using "designer T-cells" where a patient is infused with Tumor Derived Activated Cells and Tumor Infiltrating Lymphocytes cells that have been selected or genetically modified to be cytotoxic to cancer or produce large quantities of lymphokines or cytokines to destroy the tumors; and

          o Treatments that combine activated cell therapies with other agents and compounds to enhance overall efficacy.

          We anticipate that the following time frame for the lifecycle for the developmental process of Tumor Derived Activated cells:

          o Tumor biopsy specimen received via overnight carrier and into the Cryobank;

          o Within 4 to 6 weeks cells can be cultured and expanded to demonstrate the feasibility of producing an autologous T-cell preparation;

          o The autologous vaccine can be cryopreserved (frozen) and used any time in the coming several years when a patient might have a need for these cells;

          o With the activated T-cells, they could be grown (cultured) repetitively and administered at 2-3 week intervals as they are grown in the laboratory. Our standard protocol includes four infusions of these cells giving a life cycle of 6 to 15 weeks for the culture expansion and administration of T-cells;

          o The T-cells life cycle can be arrested and cryopreserved at any stage. These cells have been removed from our Cryobank as long as 10 years later and are still alive and active in cancer treatment;

          VACCINES. In this process, a patient's own (autologous) cancer cells can be grown in the laboratory, produced in mass quantities, and used to develop a patient-specific vaccine. More specifically, the cancer cells are cultured to develop a tumor cell line, the cells are irradiated to prevent growth, and the vials of cells are cryopreserved and shipped on dry ice back to the oncologist for patient treatment. We are in the developmental stage of advancing this process. We anticipate that we will be in a developmental stage for at least another five (5) years We have not received FDA approval as it relates to any facet of our business and/or operations and, as a result, our treatments, products, and/or services have not been deemed safe or effective in any way.

          We currently do not administer vaccines. IND 8725 ,which is our application for registration and authorization to research and develop the vaccine, is currently on "clinical hold" with the FDA which means that the vaccine cannot be administrated even for research and development until the FDA lifts the clinical hold. We may never receive authorization to perform our vaccine therapy. A more complete disclosure of our Investigational New Drug authorization from the FDA may be found in the Government Regulation section of this report.

     PROPRIETARY PROCESSES

     We have proprietary processes or methods of growing and activating cells. The proprietary nature of these rest in the techniques developed by Walter Lewko, Ph.D. and Robert K. Oldham, M.D., our principal scientists over the past twenty-three years. Our principal scientists have published many articles and a textbook revealing their techniques and the results of their research. We have been able to develop protocols and procedures at our laboratory that allow for optimal conditions for successful storage in our Cryobank, t-cell harvesting and vaccine growth. Our procedures and processes have only come from many years of practice. We are able to foster conditions within the laboratory that allows for more successful t-cell harvesting, vaccine growth and Cryobank storage of tumors. We have not been able to apply for certain process patents because of a lack of capital, but our principal scientists have specialized knowledge concerning the culture and activation of T-cells and the preparation of vaccines. This proprietary expertise is described within our written standard operating procedures and our research database.

     OUTLOOK

     Because many patients seeking new therapy modalities have little hope of survival, it is not surprising that these treatments have, in some cases, proven to be disappointments with only a limited percentage of patients responding to cellular therapy such as that which is provided by Cancer Therapeutics. Moreover, cellular technologies have excelled where chemotherapy, surgery, and radiation therapies have traditionally had limited success, and certain types of skin cancer and advanced kidney cancer cannot be eliminated through traditional methods. See Robert K. Oldham, M.D Principles of Cancer Biotherapy 4th Edition, pp.1-15 (2004)(available to the public in medical libraries for no charge).

     RESEARCH AND DEVELOPMENT

     We are continually researching and developing our procedures we offer to the public. We spent approximately 15-20 hours per week during the last two fiscal years on research and development. We spent approximately $23,000 per year on research and development over the past two fiscal years. The costs of research and development have been borne by us directly, and the costs of research and development are priced into the services we offer to our patients.


THE MARKET


     CONVENTIONAL CANCER TREATMENT MODALITIES

     The following points briefly describe the three most common modes of cancer treatment modalities in the marketplace (as cited by the Cancer Resource Center at WWW.CHOOSEHOPE.COM) (available to the public for no charge on the internet):


          SURGERY. Surgery is typically the first treatment choice and is used to remove localized cancerous tumors and surrounding cancerous tissues. Approximately 60 percent of cancer patients undergo this type of treatment. Surgical success, however, is dependent on whether the tumor has spread. Although surgery can be used in conjunction with other treatment modalities, approximately 30 - 40 percent of cancer patients are cured by surgery alone.

          CHEMOTHERAPY. Chemotherapy is used to treat cancerous cells that have spread or metastasized to other parts of the body. The treatment procedure involves either intravenously injecting or orally taking powerful anti-cancer drugs, which are administered at intermittent intervals over the course of approximately six months. The most common side effects associated with chemotherapy are nausea, vomiting, hair loss, and fatigue.

          RADIATION. Radiation therapy treats localized cancers by using high-energy particles or waves, such as x-rays or gamma rays, to destroy cancerous cells so that they will not continue multiplying. Over half of cancer patients undergo radiation therapy at some point in their treatment process. Like surgery, radiation therapy can be used in conjunction with other treatment modalities. The common side effects associated with radiation include fatigue, skin changes, and loss of appetite.

     Research has shown that cancer is a highly individualized disease. Treatments such as surgery, chemotherapy, and radiation work well for some patients, but may not be effective for others. Therefore, we believe biotherapy is an alternative treatment for cancer and is often times used in conjunction with the above modalities.

     BIOTHERAPY TREATMENT

     There  are  several  reasons  for  the  biotherapy   treatment   modality's
increasing opportunity in the marketplace.

          INCREASING INCIDENCE OF CANCER. Despite the recent advancements in the diagnosis and treatment of cancer, cancer rates and the number of deaths from cancer continue to increase. According to the National Institute of Cancer, approximately 9.8 million cancer survivors were diagnosed over 20 years ago (as cited by the National Institute of Cancer website at WWW.CANCER CONTROL.CANCER.GOV) (available for no charge on the internet). In addition, over 1.36 million new cancer cases develop each year, and the incidence of the disease continues to grow at three percent to four percent per year. (as cited by the American Cancer Society website at WWW.CANCER.ORG "2004 Data and Statistics") (available for no charge on the internet). Despite improvements in drug, surgical, and radiation therapies, the five-year relative survival rate for people who are living five years after diagnosis, whether in remission, disease-free, or under treatment is only 63 percent. About 563,700 Americans are expected to die of cancer every year, more than 1,500 people per day (as cited by the American Cancer Society website at WWW.CANCER.ORG "2004 Data and Statistics" (available for no charge on the internet).. Cancer is the second leading cause of death in the United States, occurring in one out of every four deaths. (as cited by the American Cancer Society website at WWW.CANCER.ORG) (available for no charge on the internet). According to experts, the incidence of cancer is likely to grow in the future in response to two significant trends:

          o THE GRADUAL AGING OF THE U.S. POPULATION - About one in every eight, or 12.7 percent, of the population is an older adult. The older population in the United States is projected to more than double to about 70 million by the year 2030. Although cancer develops in people of all ages, it most often occurs in the middle aged and elderly. (as cited by the American Cancer Society website at www.cancer.org) (available for no charge on the internet).

          o EXPOSURE OF THE PUBLIC TO CANCER CAUSING AGENTS AND FACTORS - In all actuality, lifestyle choices are the cause of most cancers. Tobacco and diet (and/or lack of exercise) accounts for 60 percent of cancer related deaths. (as cited by the American Cancer Society website at WWW.CANCER.ORG) (available for no charge on the internet).

          Within this large number of patients, the use of activated cell therapy is believed to be effective for selected solid tumors. Melanoma and kidney cancer are the primary cancers currently treated with activated cell therapy. Cellular treatment is also appropriate for patients with lung, breast, gastrointestinal, and gynecological tumors, as well.

          The projected growth in the incidence of cancer may contribute to the need for continued cancer research and development of innovative cancer therapies as well as a possible increase in the sales and manufacturing of new cancer products. The increasing prevalence of cancer and the growth in the cell therapy market may offer a great opportunity for immunotherapeutic approaches to the treatment of cancer.

     THE TARGET MARKET

     The target market for our services is composed of two different groups:

          o Individuals who have undergone conventional treatment for a newly diagnosed cancer with an uncertain cure rate, but are ultimately cured (candidates for our cryopreservation service); and

          o Individuals with cancers incurable through ordinary therapies (candidates for our cryopreservation, patient-specific vaccines, and autologous T-cell therapy services).

     ANNUAL TARGET MARKET

     Of the 1.36 million new cancer patients per year, approximately 63 percent are cured by current procedures. (as cited by the American Cancer Society website at WWW.CANCER.ORG "2004 DATA AND STATISTICS") (available for no charge on the internet). We estimate that at least 50 percent of these cured patients, however, will have tumors where the cure rate is uncertain and, as a result, they may need therapeutic alternatives. By placing tumor specimens in cryopreservation, the tumors can be accessed for future therapeutic needs should the cancer recur, thereby creating a cryopreservation market that we estimate to be 300,000 patients per year.

     The second group of patients is derived from the 46 percent of the 1.36 million new cancer patients with incurable cancers, 70 percent of which are estimated to choose to access therapeutic opportunities. Many of these patients may have a need for cryopreservation services, yielding 300,000+ potential patients. This group of patients may also have some need for the patient-specific vaccine and autologous T-cell therapies. We estimate that 20 percent of this market, exceeding 50,000 patients, could require those services.

     Although these projections are based on national statistical information, it is important to note that healthcare services are generally provided at the local level, and the treatment of cancer is considered to be more regionally based, with diagnosis and treatment controlled by oncologists practicing in the local area. As such, our marketing strategy focuses on expanding through regional markets.

     STRATEGY

     We communicate with cancer specialists and with patients in search of new forms of therapy. As cancer specialists see the need to store tumor tissue for future use to benefit their patients, they have used our Cryobank for tumor storage. Patients searching the internet or discussing therapeutic options with other patients or physicians often contact us and use our Cryobank service. We have in the past and plan to continue to network opportunities to offer our other services to the users of our Cryobank.

     If incidence rates and the number of cancer deaths continue to increase then more individuals may seek biotherapy treatment to compliment conventional cancer treatments. This environment creates an opportunity for a biotherapy provider such as Cancer Therapeutics to offer cellular therapy technologies and tumor storage services to cancer patients who have encountered limited success using standard treatment modalities. Over time, we plan to market our services to other regionally based markets throughout the United States These regional markets will be expected to serve a similar sized community as the service area in Thomasville Georgia. We intend to expand contiguously in each region gradually increasing our market penetration, allowing us to meet any growing demand for biotherapy services. Our revenue model is aimed at utilizing the cellular therapies and patient-specific vaccines to recoup significant up-front costs, while the Cryobank services are used to generate continuous revenue for Cancer Therapeutics.

     Our marketing efforts will be directed at expanding awareness of our services to potential patients and providers. This increased marketing effort should alert more cancer specialists to the potential benefits of biotherapy. Biotherapy is relatively new to the healthcare marketplace. One of our obstacles to growth is to educate cancer specialists to the potential benefits their patients may receive from our services. A variety of sources may be used to stimulate customer demand in the services provided such as research publications, televised educational programs, advertisements in medical journals and patient publications, as well as lectures given by Dr. Oldham.

COMPETITION

     Our primary competition is other biotechnology companies and universities pursuing research and development, manufacturing, and sales in the areas of cryopreservation, activated cell therapy, and patient-specific vaccines. We plan to differentiate Cancer Therapeutics from our competitors through our strategic location, regional marketing approach, and our ability to provide clinical services that efficiently serve a specific cancer patient population, while continuing to research and develop cellular therapy technologies. We believe our location is strategic because most of the clinics we service, as well as our laboratory, are located in Thomasville, Georgia. In addition, Dr. Oldham has relationships with physicians in the southeast United States that use our services. By providing a complementary and reasonably priced treatment for patients who are not responding successfully to standard treatment modalities, we are positioned to fill a market need. Through our regional marketing approach, we plan to convert our financial performance into a high growth company. Building additional marketing networks should enable us to develop a marketing presence among oncologists' niches and patient communities in other regions of the country. As a result, we hope to establish a consistent flow of referrals and expand the business. Ultimately, cancer patients throughout the country will have access to our services and will have the opportunity to benefit from the biotherapy treatments we offer. We plan to reach patients nationwide by marketing through print, television and internet. A portion of the proceeds of this offering is intended to be used for this purpose. We have been limited by lack of capital for nationwide marketing in the past. We believe that increased advertising will increase the amount of physicians and patients using our services.

     We compete with a number of competing biotechnology companies located throughout the United States. Our competitors are focused principally on the research and development of products. We anticipate an ability to attract oncologists and patients seeking biotherapy clinical services - both for storage and therapeutic purposes.

     Several of our cryopreservation competitors store and preserve tumor tissues. Unlike Cancer Therapeutics, however, these companies ship the tumor tissue to other biotech companies for cellular activation and patient-specific vaccines because such services are not available at the facility. We believe that Cancer Therapeutics may potentially gain a competitive advantage in the area of cryopreservation through our integrated approach, providing storage services and also producing cellular activation therapy for cancer treatment. This cellular activation is not marketed to any of our patients, but in the event that the patient desires to participate in an investigational T-cell therapy we are able to provide the service. By providing this continuum of services, we ensure the safety of the tissue specimen as well as save time for the patient. We have not produced a cancer treatment or commercialized our non-Cryobank services, and the commercialization of these therapies is prohibited without FDA approval. We may never receive FDA approval, and without it we may lose any competitive advantage we are seeking in the marketplace.

     Finally, our business approach which includes a marketing strategy that is expected to increase the number of patient referrals by honing in on regionally based oncology markets is unique to Cancer Therapeutics. Through this regional approach, we anticipate that we will meet the increasing demand for biotherapy services in the marketplace.

     TUMOR DERIVED ACTIVATED CELLS COMPETITOR:

          XCYTE THERAPIES, INC., Seattle, Washington - Xcyte Therapies is a biotechnology company that develops and commercializes cell-based therapeutic products that attempt to harness the power of the immune system to treat cancer, infectious disease and autoimmune disease. Xcyte's website is located at WWW.XCYTE.COM and available to the public for no charge.

     PATIENT-SPECIFIC VACCINE COMPETITORS:

          ANTIGENICS, INC. New York - Antigenics, Inc. is a public biotechnology company that is developing patient-specific (autologous) cancer vaccines by extracting selected "heat shock" proteins from cell surface of patient's own tumor tissue. More information about Antigenics, Inc. can be found on their website at www.antigenics.com and available to the public for no charge. AVAX Technologies Inc. Kansas City, Missouri - AVAX Technologies is a public company that produces a patient-specific (autologous) cancer vaccine by treating a patient's own tumor cell with dinitrophenyl (DNP), a chemical that they claim helps trigger immune responses. More information about AVAX Technologies Inc. can be found on their website at HTTP://WWW.SIERRAHOTELPRODUCTIONS.COM/AVAX and available to the public for no charge.
          INTRACEL CORPORATION. Rockville, Maryland - Intracel Corporation is a private biopharmaceutical company headquartered in the Netherlands and operating in the United States that develops and commercializes vaccines and immunotherapeutic products for cancer. More information about Intracel Corporation can be found on their website at WWW.INTRACEL.COM and available to the public for no charge.

          CRYOPRESERVATION COMPETITOR:

               CRYOMA LABORATORIES, INC., Cleveland, Ohio - Cryoma Laboratories is a private company that offers tumor cell banking services and informational services for cancer patients. They identify patients that might benefit from new treatment therapy and ship the tumor tissue to another biotech company for patient-specific vaccines and gene therapy. More information about Cryoma Laboratories, Inc. may be found on their website at WWW.CRYOMA.COM and available to the public for no charge. Cryoma Laboratories is closing down its tumor bank, and we have agreed to receive their tumors in our Cryobank for storage. We anticipate that this will increase our cryobank business over the next year.

          We received information about our competitors from their websites.

GOVERNMENTAL APPROVAL

     Our Cryobank function is a storage facility for tumors that does not require FDA approval. Cryobank is the storage of body tissue and fluids at very low temperatures to preserve them for later use by physicians. Because the use of the tumors is regulated by the FDA not the storage process, we have never been regulated by the FDA for our storage process. We are able to provide this service to patients and physicians without governmental approval. We have been providing Cryobank services since 1991 to physicians and patients. It is not unlikely that a governmental regulation will be imposed specific to Cryobank requiring registration and an application process in the future. No such governmental regulation exists, however, for tumor storage currently.

     To continue to research  and develop the T-cell and vaccine  treatments  we need permission from the Food and Drug Administration. We have made Investigational New Drug Applications with the Food and Drug Administration for these treatments. We are authorized and registered pursuant to IND 2792, and IND 6533 to research and develop the T-cell therapy. We have not had the proper funding to sufficiently research and develop IND 2792 and IND 6533. As a result of this limited funding we have no activity using IND 6533 in 2004, and only one instance in 2004 using IND 2792.

     We do not have permission to research and develop our Vaccine treatment because our once approved IND 8725 is on clinical hold by the Food and Drug Association. It is on hold with the FDA because we did not have enough funding to pursue its approval. The IND 8725 clinical hold has had little effect upon our business because we have never had the funding to pursue the research and development necessary to develop this treatment anyway.

     The FOOD AND DRUG ADMINISTRATION'S Investigational New Drug (IND) program is the means by which a company obtains permission to ship an experimental drug across state lines (usually to clinical investigators) before a marketing application for the drug has been approved. The FDA reviews the IND for safety to assure that research subjects will not be subjected to unreasonable risk. The IND application must contain information in three broad areas:

     o Animal Pharmacology and Toxicology Studies - Preclinical data to permit an assessment as to whether the product is reasonably safe for initial testing in humans. Also included are any previous experience with the drug in humans (often foreign use).

     o Manufacturing Information - Information pertaining to the composition, manufacturer, stability, and controls used for manufacturing the drug substance and the drug product. This information is assessed to ensure that the company can adequately produce and supply consistent batches of the drug.

     o Clinical Protocols and Investigator Information - Detailed protocols for proposed clinical studies to assess whether the initial-phase trials will expose subjects to unnecessary risks. Also, information on the qualifications of clinical investigators--professionals (generally physicians) who oversee the administration of the experimental compound--to assess whether they are qualified to fulfill their clinical trial duties. Finally, commitments to obtain informed consent from the research subjects, to obtain review of the study by an institutional review board (IRB), and to adhere to the investigational
          new                drug                regulations.                See
          HTTP://WWW.FDA.GOV/CDER/REGULATORY/APPLICATIONS/IND_PAGE_1.HTM

     While an Investigational New Drug is current with the Food and Drug Administration, we can only use the drug for research. Accordingly, each of our patient agreements are premised on a research basis for that patient.

     We received a warning letter from the FDA on November 18, 2003. We were warned in the letter that our website revealed serious regulatory problems involving representations made about the autologous vaccine and the T-cell treatment as being safe and effective treatments. The FDA stated in the letter that the claims classify our treatments as "drugs" as defined by the FDA, and that this was a violation of law. We were admonished to correct these violations. Failure to correct these violations may result in regulatory action such as seizure and /or injunction without further notice. We made the necessary changes and responded to the FDA that we had complied with its warning letter. We were inspected by the FDA in May of 2004 and did not receive any further comments relating to the warning letter. Due to this warning letter we limited our representation on our website. We have continued to represent that no such statement was made, and that the treatments provided by Cancer Therapeutics are experimental. Since the visit to our facilities, we have not received any further correspondence from the FDA.

     It is difficult to estimate the costs and time frames associated with achieving FDA approval for INDs 2792, 6533 and 8725. IND 2792 is the closest to approval since there are many companies and clinics utilizing cellular therapy with activated T-cells. There are at least two possible scenarios :

     o The FDA could change its regulations to classify cellular therapies as the practice of medicine, similar to autologous bone marrow transplantation, then these cellular therapies could become available and more heavily utilized soon. The main hindrance to cellular therapy is the long, difficult and expensive process for achieving registration with the FDA for a biologic product.

     o If the FDA continues to regulate cellular therapies as if it is a new biologic product, it may take several years to gain approval for activated T-cells under this IND.

     With regard to the autologous vaccine therapy, we estimate that it may take 5-10 years to receive approval under IND 6533 and/or 8725.

     Failure to receive FDA approval will have a substantially detrimental effect upon our ability to grow and create additional revenue. We believe that, without FDA approval, Cancer Therapeutics will be unable to grow successfully and achieve economies of scale insofar as our operating costs are concerned. Consequently, we might have to discontinue our business. In the event that FDA approval is never granted, we will only be able to service patients who want to use our Cryobank for storage of their tumors . Our services we provide are experimental and we are unable to make claims concerning the effectiveness of the treatments. It is difficult to determine the efficacy of the treatments we provide because usually our patients are being treated by conventional medical treatments also. Our services are not the "cure" for cancer, but it is our goal to develop our services to enhance the body's ability to battle cancer. We attempt to measure the efficacy of our treatments by monitoring our patients' progress with and without our services.

     No progress has been made in furthering IND 2792, 6533 or 8725 towards FDA approval. It is difficult to determine the cost of developing these Investigational New Drugs because the cost is directly related to our ability show whether or not the T-cell and vaccine therapies are safe and effective treatments. We estimate that IND 8725 will cost $500,000 to $1,000,000 in research costs to receive a status of current with the FDA. We estimate that after receiving the funding, that the research and application process will take at least a year to activate IND 8725. INDs 6533 and 2792 are active INDs, which means that we are able to continue the research and development. We plan to conduct more research and attempt to show that the T-cell and Vaccine therapies are safe and effective. We do not have any plans to further develop the T-cell and vaccine therapies without funding. If we are able to prove that the therapies are safe and effective as a part of the practice of medicine we anticipate that the process to be fully FDA approved will take at least 5 years and 5 million to 10 million dollars for each IND for research and development.

     The following table sets forth the status, timeline, estimated costs and milestones specific to each IND:

                             IND 2972                         IND 6533                       IND 8725
                             ------------------------------------------------------------------------

IND Description            Autologous T-Cell        Autologous DNP Conjugated      Autologous Vaccine
                           Therapy for Cancer       Vaccine for Melanoma
-------------------------- ------------------------ ------------------------------ ------------------------------
Steps Completed            Phase I/II studies       Phase I/II studies completed   Laboratory SOPs done
                           completed and            and published by others
                           published, but the FDA   using a similar DNP
                           will need multiple       Conjugated Vaccines. The FDA
                           Phase II studies         will need multiple Phase II
                           completed and            studies completed and
                           published.               published.
-------------------------- ------------------------ ------------------------------ ------------------------------
Current Status             FDA registered and       FDA registered and given       Clinical hold pending
                           given authorization to   authorization to proceed       resolution of vaccine
                           proceed                  with this  vaccine             preparation/quality control
                                                    preparation                    issues with FDA
-------------------------- ------------------------ ------------------------------ ------------------------------
Next Steps                 Continued Phase II       Determine feasibility of       Resolve FDA issues
                           testing with             testing this vaccine. If CTI
                           refinements in           proceeds, similar
                           clinical protocol        costs/timelines/ milestones
                                                    as 8725
-------------------------- ------------------------ ------------------------------ ------------------------------
Phase II Studies
-------------------------- ------------------------ ------------------------------ ------------------------------
o        Timeline          1-2 years                1-2 years                      1-2 years
-------------------------- ------------------------ ------------------------------ ------------------------------
o        Est. Costs        $2-4 M (100 patients     $1-2 M  (100 patients at a     $1-2 M  (100 patients at a
                           at a cost of             cost of $10,000-$20,000 per    cost of $10,000-$20,000 per
                           $10,000-$20,000 per      patient)                       patient)
                           patient)
-------------------------- ------------------------ ------------------------------ ------------------------------
o        Milestones        Proof of principle ( a   Proof of principle ( a         Proof of principle ( a
                           complete and durable     complete and durable           complete and durable
                           response, remission,     response, remission, for       response, remission, for
                           for more than 5-10       more than 5-10 years)with      more than 5-10 years) with
                           years) with tumor        evidence of immune/tumor       evidence of immune/tumor
                           responses                responses                      responses
-------------------------- ------------------------ ------------------------------ ------------------------------
Phase III Studies
-------------------------- ------------------------ ------------------------------ ------------------------------
o        Timeline          2-4 years                2-4 years                      2-4 years
-------------------------- ------------------------ ------------------------------ ------------------------------
o        Est. Costs        $5M - $10M               $5M - $10M                     $5M - $10M
-------------------------- ------------------------ ------------------------------ ------------------------------




-------------------------- ------------------------ ------------------------------ ------------------------------
o        Milestones        Efficacy data with       Efficacy data with longer      Efficacy data with longer
                           longer TTP or OS         TTP or OS                      TTP or OS
-------------------------- ------------------------ ------------------------------ ------------------------------
SOP = STANDARD OPERATING PROCEDURES   TTP=TIME TO PROGRESSION  OS=OVERALL SURVIVAL


PRINCIPAL SUPPLIERS

     We receive laboratory and healthcare supplies from a variety of suppliers. We do not anticipate a shortage of materials necessary to operate our business. The following are the supplies we need on a regular basis and the suppliers we presently use:

        Baxter Healthcare-      Cell culture supplies
        BEC Laboratories-       Microbes for quality assurance testing
        BioWhittaker-           Tissue culture media, endotoxin testing kit
        Daigger-                Laboratory supplies
        Gibco/Invitrogen-       Tissue culture media, reagents
        Holox/Linde Gas-        Liquid nitrogen, carbon dioxide
        HyClone Laboratories-   Culture media/serum
        Laboratory Supply Co.-  Laboratory supplies
        Sigma Chemical Co.-     Chemicals, tissue culture reagents

ENVIRONMENTAL EFFECTS

     We have not incurred and do not anticipate incurring costs in complying with federal, state and local environmental laws because we use materials that are common in medicine and the procedures for handling and disposing of materials used is well established. We do not anticipate that our biotherapy will have any adverse effects on the environment because we dispose of all biological and medical materials in the same manner as other medical clinics.


DESCRIPTION OF OPERATIONS

     Robert Oldham, M.D. and Walter Lewko Ph.D. serve as the primary operators of the core business of Cancer Therapeutics. Dr. Oldham handles all of the patient consulting and therapies. Mr. Lewko is responsible for operating the Cryobank and is responsible for the processing of incoming tumors and cultures. Both Dr. Oldham and Mr. Lewko participate in the research and development of vaccines and t-cell treatment. We have not received FDA approval as it relates to any facet of our business and/or operations and, as a result, our treatments, products, and/or services have not been deemed safe or effective in any way.

     New requests from patients and cancer specialists are processed by Mr. Lewko. Patients have traveled from all over the United States to consult with Dr. Oldham, to use our Cryobank and receive our and T-cell services. Most of our patients, however are based in and around southeast Georgia. Cancer specialists use the Cryobank, t-cell services provided by Cancer Therapeutics and administer to their own patients. We hope to provide vaccine services as soon as we can afford to attempt to get approval for our Investigational New Drug application relating to our vaccine therapy.

     Our bookkeeping, financial reports, and related services are provided by Chene Gardner, our Chief Financial Officer on a day-to-day basis.

REPORTS TO SECURITY HOLDERS

     Commencing with our fiscal year ended May 31, 2006, we will send this report to our stockholders.

Cancer Therapeutics is subject to the informational requirements of the Securities Exchange Act of 1934, as amended and, in accordance therewith, commencing with this report, annual, quarterly and current reports, proxy statements, and other information with the Commission. Reports and other information filed by Cancer Therapeutics with the Commission pursuant to the informational requirements of the Exchange Act will be available for inspection and copying at prescribed rates at the Public Reference Room maintained by the Commission at 100 F. Street, NE, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Our filings with the Commission are also available to the public over the Internet at the Commission's website at HTTP://WWW.SEC.GOV. Our website may be viewed at www.cancer-therapeutics.com.


 ITEM 2:  DESCRIPTION OF PROPERTY

     Cancer Therapeutics does not own any real property. We lease our building located at 210 West Hansell Street, Thomasville, GA from the hospital in Thomasville. There is approximately 1500 square feet on the premises. We use an estimated 1,000 square feet as a lab and about 500 square feet for offices. We store tumors on site. We have not yet adopted any policies regarding investment in real property, as we do not expect to make any real estate purchases in the foreseeable future.

ITEM 3:  LEGAL PROCEEDINGS

     On July 31, 2002, Cancer Therapeutics entered into a structured settlement with the Internal Revenue Service in connection with unpaid payroll taxes during 1999 and 2000. We agreed to pay the IRS a total of $42,690.81, exclusive of penalties and interest. The IRS filed a tax lien in 2002 against Cancer Therapeutics to secure payment of the settlement amount. The IRS tax lien covers property of Cancer Therapeutics including the Cryobank, equipment, inventory and all of our other assets. This lien gives the IRS priority over other creditors in the event we experience bankruptcy or dissolution. The settlement amount calls for a payment of $1,000 per month until the settlement amount is paid in full, although the IRS may require us to increase our monthly payments if our financial condition improves. As of May 31, 2006, the total amount owing to the IRS, including penalties and interest, was $14,960. As of the date of this filing, we are current with respect to our obligations under this settlement.

ITEM 4:  SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.


ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market for Common Equity and Related Stockholder Matters.

          (1) Market Information.

     Our shares are not presently traded on any exchange or quotation medium and have never been traded publicly. We are in the process of applying for our shares to be traded on the OTC Electronic Bulletin Board.

     Cancer Therapeutics has issued warrants to Healthcare Enterprise Group, Inc to purchase 1,300,000 shares of its common stock . The warrants have been exercisable on January 1, 2005, and expire on January 1, 2007. We have agreed to register all of the shares of Cancer Therapeutics that are currently outstanding, and we are obligated in the future to register the shares that will be received from the exercise of the warrants held by Healthcare Enterprise Group.

     We are offering to sell up to 1,000,000 registered shares to the public for $0.50 per share. We will manage the offering and the shares will be offered and sold by our officers and directors.

     (2) Holders.

     As of August 28, 2006, the Company had approximately 137 holders of record of its Common Stock.

     (3) Dividends.

     The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

     (b) Recent Sales of Unregistered Securities.

For the three year period ending May 31, 2006, securities of Cancer Therapeutics were issued as follows:

     On May 10, 2004, we issued 1,300,000 shares of our common stock in connection with the engagement of our corporate counsel, an "accredited investor" as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. We believe that this transaction was exempt from the registration provisions of the Securities Act pursuant to Sections 3(a)(11) and 4(2) of such Act.

     On May 28, 2004, we issued and sold 200,000 shares of our common stock, together with a warrant to acquire 1,300,000 shares of our common stock at an aggregate purchase price of $25,000, to an accredited investor in exchange for $75,000 in cash proceeds. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. We believe that this transaction was exempt from the registration provisions of the Securities Act pursuant to Sections 3(a)11 and 4(2) of such Act.

     On September 10, 2004, we issued 400,000 shares of our common stock in satisfaction of amounts owed to our securities counsel in connection with an engagement dated July 20, 2004. Our securities counsel is an "accredited investor" as such term is defined in Rule 501 to Regulation D promulgated under the Securities Act of 1933. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. We believe that this transaction was exempt from the registration provisions of the Securities Act pursuant to Sections 3(a)(11) and 4(2) of such Act.

     On September 10, 2004, we issued 1,000,000 shares of our common stock in satisfaction of amounts owed to our Chief Financial Officer in connection with an engagement dated May 15, 2004. Our Chief Financial Officer is an "accredited investor" as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. We believe that this transaction was exempt from the registration provisions of the Securities Act pursuant to Sections 3(a)(11) and 4(2) of such Act.

     On September 15, 2004, we issued 400,000 shares of our common stock pursuant to the conversion of a promissory note issued by Cancer Therapeutics in 2001 to an accredited investor. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. We believe that this transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Sections 3(a)(11) and 4(2) of such Act.

     On September 20, 2004, we issued 200,000 shares of our common stock in satisfaction of amounts owed to an accredited investor for healthcare advisory services rendered to Cancer Therapeutics pursuant an advisory agreement dated January 8, 2001. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. We believe that this transaction was exempt from the registration provisions of the Securities Act pursuant to Sections 3(a)(11) and 4(2) of such Act.

     On September 20, 2004, we issued 150,000 shares of our common stock in connection with the execution of a financial advisory agreement with Industrial Management & Equity Limited., which is owned and controlled by Lyndon Gaborit, a citizen and resident of the United Kingdom. The securities were issued to LG Investment Trust, a trust formed for the benefit of immediate family members of Mr. Gaborit. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. We believe that this transaction was exempt from the registration provisions of the Securities Act pursuant to
Section 4(2) of such Act and Rule 903 promulgated under the Act.

     (c) Use of Proceeds from the Sale of Registered Securities

     May 15, 2006 was the effective date of our Registration Statement, Registration No. 333-119915. The offering commenced on July 1, 2006, and has not concluded. The net proceeds to Cancer Therapeutics from the sale of the 1,000,000 shares offered hereby will vary depending upon the total number of shares sold. The following table sets forth gross and net proceeds, and our present estimate of the allocation and prioritization of net proceeds expected to be received by us from this offering. As shown in the table, if less than the maximum amount is raised, we will give priority to debt interest service and payment to our auditors and attorneys assisting us with the offering.

                                                             Minimum             Mid-Range              Maximum
                                                            Offering              Offering              Offering
                                                            --------              --------              --------

Gross Proceeds                                              $ 100,000            $ 250,000             $ 500,000

Legal, Auditing Fees and Related Offering Costs             $ 68,559              $ 68,559              $ 68,559
and Fees(1)

Net Offering Proceeds                                       $ 31,441             $ 181,441             $ 431,441

Marketing (2)                                                $ 8,000              $ 35,000              $ 69,000

Business Development (3)                                     $ 2,000              $25,000               $ 53,000



Operating Expenses (4)                                      $ 15,935             $ 115,935             $ 303,935

Debt Interest Service(5)                                     $ 5,506              $ 5,506               $ 5,506
                                                      -      --------             -------               -------


TOTAL                                                       $ 100,000            $ 250,000             $ 500,000
                                                            =========            =========             =========

(1) We have already paid our securities counsel and auditors $25,000 and $16,372, respectively, out of cash reserves. We have already issued our securities counsel 400,000 shares of our common stock, at $.10 per share, the cost of which has not been deducted from the offering proceeds. Our first priority is to pay for our legal, auditing and other fees and costs out of our gross proceeds from the offering. Offering costs and fees includes costs of printing, transfer agent fees, SEC Registration Fee and other miscellaneous expenses.
(2) We intend to use this portion of net proceeds to create and publish new marketing material to distribute to physicians and potential patients who want to learn more about our services. Our fourth priority is to pay for marketing out of our net offering proceeds.
(3) We plan on using this portion of net proceeds to try to form strategic partnerships with other clinics that perform cancer treatment. Our fifth priority is to pay for business development out of our net offering proceeds.
(4) We intend to use this portion of the net proceeds to cover rent and other operating expenses and provide working capital for the operation of our business. If the maximum amount is raised, we intend to hire additional personnel. Our third priority is to pay for operating expenses out of our net offering proceeds.
(5) We have negotiated a renewal of a bank note payable to Commercial Bank in Thomasville, Georgia that became due on August 1, 2003. The interest rate on the bank note is 4.5%. We have paid $5,200 out of cash reserves to pay for all of the interest owing on the bank note thru December 31, 2004. We initially borrowed $50,000 from the bank to update our lab equipment and to use for operating expenses. Our second priority is to pay for the debt interest service out of our net offering proceeds.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations in conjunction with the audited financial statements and related notes included in this registration statement. This discussion may contain forward-looking statements, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words, "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially than from those projected in the forward looking statements. You should carefully consider the information set forth above under the caption "Risk Factors" in addition to the other information set forth in this registration statement. We caution you that Cancer Therapeutics' business and financial performance is subject to substantial risks and uncertainties.

OVERVIEW

     We are a research-stage business that endeavors to become a U.S. producer and provider of treatments for cancer, commonly grouped under the category of "biotherapy." We provide biotherapy services to patients on a fee-basis (50 percent to 70 percent currently reimbursed through private insurance). These services begin when a patient is diagnosed with a malignancy and continue to provide a biotherapy while a patient is receiving conventional cancer treatment: chemotherapy, radiation, and surgery. You can learn more about our business at our website located at WWW.CANCER-THERAPEUTICS.COM. Our website and the information contained therein, however, does not constitute a part of this report.

     The treatment of cancer is a significant portion of the healthcare economy. According to the American Cancer Society's CANCER STATISTICS 2004, cancer continues to be the second leading cause of death in the U.S., claiming almost 554,000 lives during 1991 (one in four deaths) In addition, incidence rates have showed overall increases from 1975 to 2000, where now 1.4 million Americans will be diagnosed with cancer this year. It is estimated that 1 of 2 males and 1 of 3 females in the U.S. will develop cancer during their lifetimes. Although survival rates continue to climb (from 50% in 1975 to a current 63%), the overall death rate from Cancer has remained relatively flat since the 1950s (as cited by the American Cancer Society website at WWW.CANCER.ORG "2004 DATA AND STATISTICS," which is available to the public on the internet for no charge).

     As such, with increasing survival, coupled with higher incidence, the number of cancer survivors has concurrently increased - according to the National Cancer Institute, as of January 2001, it is estimated that there are
9.8 million cancer survivors in the US, representing approximately 3.5% of the population ( as cited by the National Institute of Cancer website at WWW.CANCER CONTROL.CANCER.GOV, which is available to the public for no charge).

     The increasing number of cancer patients and survivors support the business model of Cancer Therapeutics. Over the past two decades, the acceptance of biotherapy treatment among oncologists and cancer patients has increased (as explained by Klaus Schindhelm, EX VIVO CELL THERAPY, May 1999) (This book is available to the public in a medical library for no charge).

     The Company earns its revenue from providing clinical services to cancer patients in the following areas:

          CRYOBANK. In this process, a patient's surgically removed tumor tissue is shipped to us, specially processed, preserved and stored in a living condition in liquid nitrogen for future use. Typical charge is around $1,250.

          TUMOR DERIVED ACTIVATED CELLS. In this process, a patient's tumor is shipped to our laboratory by overnight delivery. Using a number of specialized proprietary processes, technicians separate and recover the cancer-fighting white blood cells that a patient's immune system has produced to attack that specific cancer.

          VACCINES. In this process, a patient's own (autologous) cancer cells can be grown in the laboratory, produced in mass quantities, and used to develop a patient-specific vaccine.

     The target market for our services is composed of two different groups:

     o Individuals who have undergone conventional treatment for a newly diagnosed cancer with an uncertain cure rate, but are ultimately cured (candidates for our cryopreservation service); and

     o    Individuals  with  cancers   incurable   through  ordinary   therapies
          (candidates for our cryopreservation, patient-specific vaccines, and autologous T-cell therapy services).

     One of our biggest challenges is educating physicians and patients of the benefits of biotherapy. Many people understand the need for tumor storage for later use, but it has been a smaller group of patients and physicians that use our vaccine and T-cell therapy services.

     The requirement for FDA approval decreases our ability to sell our services. T-cell and vaccines require either FDA approval or Investigational New Drug ("IND") authorization to be used on patients. We only have an IND for the T-cell treatment, and as a result, we are not able to offer the vaccine as a treatment.

     We also experience the risk that the FDA will suspend our ability to use these "Investigational New Drugs" as experimental treatments. If we were prohibited from offering vaccine and T-cell therapy permanently then we would lose two of the three products we can potentially offer, and would therefore only be able to offer tumor storage in our Cryobank.

RESULTS OF OPERATIONS

     Following is our discussion of the relevant items affecting results of operations for the years ended May 31, 2006 and 2005.

     REVENUES. Cancer Therapeutics generated net revenues of $48,996 during the fiscal year ended May 31, 2006, representing a 9% increase compared to $44,858 in net revenues for the twelve months ended May 31, 20005. No major change in revenues was expected and we anticipate this level of revenues for the foreseeable future. Revenues received consisted mainly of fees from our cryobank services equaling $27,000, which are the storage and maintenance of malignancy tumors. Additional revenues of $5,041 were generated from one patient that we treated using our T-cell therapy. Revenues of $11,221 were generated for providing hospital support. We have not received any revenue from vaccine therapy, nor have we provided vaccine therapy. We are not able to commercialize T-cell and vaccine therapy, nor are we marketing these services. Patients are able to receive T-cell therapy on an experimental basis.

     POTENTIAL LIABILITY FOR A VIOLATION OF THE SECURITIES ACT OF 1933. Some of our shareholders received their shares as a result of the liquidation of Immune Complex Corporation. The shares received were not registered under the Securities Act and did not qualify for an exemption therefrom. 447,688 shares were received by 132 shareholders as a result of the liquidation of Immune Complex Corporation. Consequently, we may be liable to each of our shareholders who received shares of Cancer Therapeutics in connection with this liquidation. We may be required to rescind the transaction in which the shares of Cancer Therapeutics were distributed to our shareholders, and may also be required to compensate these shareholders. Our management has estimated the potential liability of Cancer Therapeutics in this respect at $.03 to $.05 per share at the time of distribution which equates to a potential liability of $13,431 to $22,384. This was the estimated value of Cancer Therapeutics at the time of distribution as determined by our board of directors. The shareholders who received shares did not pay any consideration for their shares. We have noted this estimated potential liability in the notes to our financial statements.

     GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses. General and administrative expenses for the fiscal year ended May 31, 2006 was $66,796, a 62% decrease from $177,090 during the twelve months ended May 31, 2005. The decrease during the fiscal year ended May 31, 2006 was primarily due to the efforts of management in keeping costs to a minimum. The largest expenses during the year ended May 31, 2006 were payroll related costs of $51,574. During the fiscal year ended May 31, 2005, 350,000 shares of common stock were issued to two companies in exchange for advisory services amounting to an increased expense of $112,500. Without these expenses, total general and administrative expenses for the year ended May 31, 2005 would have been $64,590.

     PROFESSIONAL FEES. Our professional fees include outside legal, accounting and other professional fees. Professional fees for the fiscal year ended May 31, 2006 were $22,377, a decrease of 79% from

$105,497 during the twelve months ended May 31, 2005. During the year ended May 31, 2005, legal and accounting fees were increased as a result of the Company's filings of Form SB-2 with the Securities and Exchange Commission. Extra legal fees in the amount of approximately $75,000 were incurred which includes the issuance of 400,000 shares of stock to pay for certain legal fees. Accounting and auditing services are continually provided to the company in conjunction with the audits and preparation of the financial statements.

     OTHER INCOME (EXPENSE). We incurred net other expense of $30,839 for the year ended May 31, 2006 compared to $27,028 for the year ended May 31, 2005. Expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company and interest due to the IRS on unpaid payroll taxes. No change is expected in interest expense until the Company is able to pay down the promissory notes.

OFF-BALANCE SHEET ARRANGEMENTS.

     Cancer Therapeutics is not subject to any off-balance sheet arrangements.

PERSONNEL

     Cancer Therapeutics has 1 full-time employee, 2 part-time employees, and other project-based contract personnel that we utilize to carry out our business. These project-based contract personnel are temporary engagements used to assist us with laboratory experiments and research. When we have needed assistance with the processing of tumors for our Cryobank, we have utilized additional personnel to assist with our record keeping and storage procedures. We expect to hire additional personnel as we continue to execute our business plan.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations from a combination of loans from our Chief Executive Officer and from business revenues. As of May 31, 2006, our primary source of liquidity consisted of $1,552 in cash and cash equivalents. Cancer Therapeutics has sustained significant net losses which have resulted in an accumulated deficit at May 31, 2006 of $3,056,344. Our losses raise doubts about our ability to continue the business of Cancer Therapeutics as a going concern. Our current financial condition is dire. We have defaulted on several loans, and are currently in settlement with the Internal Revenue
Service for unpaid taxes. Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise. We anticipate another net loss for the year ending May 31, 2007, and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues and from the sale of shares pursuant to this offering, we have substantial doubt as to our ability to continue to operate. In addition to these capital needs, we must raise money for research and development. We estimate that IND 8725 will cost $500,000 to $1,000,000 in research costs to receive a status of current with the FDA. We estimate that after receiving the funding, that the research and application process will take at least a year to activate IND 8725. INDs 6533 and 2792 are active INDs, which means that we are able to continue the research and development. We anticipate that it will cost at least 5-10 million dollars to obtain FDA approval for our T-cell and vaccine therapies if the FDA allows us to perform the therapies as a practice of medicine. We still may not get FDA approval even if we are able to raise funds for research and development. Our therapies may never be deemed safe and effective. We believe our present capital resources are insufficient for ongoing operation. We cannot assure you that we will be able to raise sufficient funds to further develop and market our services. Our lack of funds will materially affect Cancer Therapeutics, and may cause us to cease operations. Consequently, you could incur a loss of your entire investment in Cancer Therapeutics.

     The Company has the following loans and accrued expenses in default as of May 31, 2006:

         Creditor                           Principal Due     Interest Due
         --------                           -------------     ------------
         Robert Oldham                      $104,944          $51,667
         Immune Complex Corporation         $110,000          $33,600
         Commercial Bank                    $50,000           $3,494
         William Blalock                    $25,000           $26,636
         Internal Revenue Service           $8,737            $6,223
         Ridgecrest Healthcare Group        $12,000           $201

ITEM 7:  FINANCIAL STATEMENTS REQUIRED BY FORM 10-KSB




                              FINANCIAL STATEMENTS



















                            CANCER THERAPEUTICS, INC.

                       Financial Statements for the Years
                           Ended May 31, 2006 and 2005
                      and Report of Independent Registered
                             Public Accounting Firm

                                    CONTENTS



Report of Independent Registered Public Accounting Firm.......................28

Balance Sheet................................................................ 29

Statements of Operations..................................................... 30

Statements of Stockholders' Deficit...........................................31

Statements of Cash Flows..................................................... 32

Notes to the Financial Statements............................................ 33

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors
Cancer Therapeutics, Inc.
Thomasville, Georgia


We have audited the accompanying balance sheet of Cancer Therapeutics, Inc. as of May 31, 2006 and the related statements of operations, stockholders' deficit and cash flows for the years ended May 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Therapeutics, Inc. as of May 31, 2006 and the results of its operations and its cash flows for the years ended May 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has negative working capital, negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Bouwhuis, Morrill & Company, LLC
Layton, Utah
August 11, 2006

                            CANCER THERAPEUTICS, INC.
                                  Balance Sheet


                                     ASSETS
                                     ------

                                                                                    May 31,
                                                                                      2006
                                                                            -------------------------

CURRENT ASSETS

     Cash and cash equivalents                                              $                  1,552

                                                                            -------------------------

        Total Current Assets                                                                   1,552
                                                                            -------------------------

        TOTAL ASSETS                                                        $                  1,552
                                                                            =========================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES

     Accounts payable and accrued expenses (Note 4)                         $                190,237
     Due to related parties (Note 3)                                                          73,695
     Notes payable (Note 8)                                                                   50,000
     Notes payable - related parties (Note 7)                                                251,944
                                                                            -------------------------

        Total Current Liabilities                                                            565,876
                                                                            -------------------------

CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT
     Common stock, $0.001 par value; 100,000,000 shares authorized, 4,097,688 shares issued and outstanding

                                                                                               4,098
     Additional paid-in capital                                                            2,487,922
     Accumulated deficit                                                                  (3,056,344)
                                                                            -------------------------

        Total Stockholders' Deficit                                                         (564,324)
                                                                            -------------------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
         DEFICIT                                                            $                  1,552
                                                                            =========================









    The accompanying notes are an integral part of these financial statements

                            CANCER THERAPEUTICS, INC.
                            Statements of Operations

                                                                                       For the Years Ended
                                                                                             May 31,
                                                                           --------------------------------------------
                                                                                   2006                    2005
                                                                           ---------------------    -------------------

NET REVENUES                                                               $             48,996     $           44,858
                                                                           ---------------------    -------------------

OPERATING EXPENSES

     General and administrative                                                          66,796                177,090
     Professional fees                                                                   22,377                105,497
                                                                           ---------------------    -------------------

        Total Operating Expenses                                                         89,173                282,587
                                                                           ---------------------    -------------------

LOSS FROM OPERATIONS                                                                    (40,177)              (237,729)
                                                                           ---------------------    -------------------

OTHER EXPENSES

     Interest expense                                                                  (30,839)               (27,028)
                                                                           ---------------------    -------------------

        Total Other Expenses                                                           (30,839)               (27,028)
                                                                           ---------------------    -------------------

NET LOSS BEFORE INCOME TAXES                                                           (71,016)              (264,757)

PROVISION FOR INCOME TAXES                                                                   -                      -
                                                                           ---------------------    -------------------

NET LOSS                                                                   $           (71,016)     $        (264,757)
                                                                           =====================    ===================

BASIC NET LOSS PER SHARE                                                   $             (0.02)     $           (0.08)
                                                                           =====================    ===================

WEIGHTED AVERAGE NUMBER OF

 SHARES OUTSTANDING                                                                   4,097,688              3,481,798
                                                                           =====================    ===================










    The accompanying notes are an integral part of these financial statements

                            CANCER THERAPEUTICS, INC.
                       Statements of Stockholders' Deficit

                                                                                        Additional
                                                           Common Stock                   Paid-in              Accumulated
                                                  --------------------------------
                                                     Shares              Amount           Capital                 Deficit
                                                  --------------    --------------    ------------------    --------------------
Balance, May 31,2004                                  1,947,688        $    1,948       $    2,152,572        $     (2,720,571)

Common stock issued for services at $0.375
per share, September 2004 (Note 5)                      750,000               750              280,500                       -

Common stock issued for accounts payable at
$0.375 per share, September 2004 (Note 5)             1,000,000             1,000              374,000                       -

Common stock issued for notes payable at
$0.313 per share, September 2004                        400,000               400              124,600                       -

Reduction in paid-in capital for the excess
of value of shares issued for services over
the value of the services received (Note 5)                   -                 -             (443,750)                       -

Net loss for the year ended May 31, 2005                      -                 -                    -                 (264,757)
                                                  --------------    --------------    -------------------    -------------------

Balance, May 31, 2005                                 4,097,688             4,098             2,487,922              (2,985,328)

Net loss for the year ended May 31, 2006                      -                 -                     -                 (71,016)
                                                  -------------     -------------     -------------------    -------------------

Balance, May 31, 2005                                 4,097,688        $    4,098        $    2,487,922        $     (3,056,344)
                                                  ==============    ==============    ===================    ===================












    The accompanying notes are an integral part of these financial statements

                            CANCER THERAPEUTICS, INC.
                            Statements of Cash Flows

                                                                                             For the Years Ended
                                                                                                   May 31,
                                                                                         2006                     2005
                                                                                -----------------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $              (71,016)    $          (264,757)
     Adjustments to reconcile net loss to
     net cash used by operating activities:
        Common stock issued for services                                                             -                 162,500
     Change in operating assets and liabilities:
        Decrease (Increase) in accounts receivable                                               3,000                  (3,000)
        Increase in accounts payable and accrued expenses                                       44,525                  24,534
        Increase in due to related parties                                                         138                  15,631
                                                                                -----------------------    --------------------

        Net Cash Used by Operating Activities
                                                                                              (23,353)                (65,092)
                                                                                -----------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                                 -                       -
                                                                                -----------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Bank overdraft                                                                              (909)                     909
     Proceeds from issuance of notes payable - related
     parties                                                                                   12,000                       -
                                                                                -----------------------    --------------------

        Net Cash Provided by Financing Activities                                              11,091                     909
                                                                                -----------------------    --------------------

NET DECREASE IN CASH AND CASH
EQUIVALENTS                                                                                   (12,262)                (64,183)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                                           13,814                  77,997
                                                                                -----------------------    --------------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                                  $              1,552       $           13,814
                                                                                =======================    ====================

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest                                                     $              1,206       $            5,506
     Cash paid for income taxes                                                 $                  -       $                -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stock issued for services                                           $                  -       $          162,500
     Common stock issued for accounts payable                                   $                  -       $           50,000
     Common stock issued for notes payable - related parties                    $                  -       $          125,000




    The accompanying notes are an integral part of these financial statements

                            CANCER THERAPEUTICS, INC.
                        Notes to the Financial Statements
                              May 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

          Cancer Therapeutics, Inc. (the Company), was incorporated under the laws of the State of Delaware on August 12, 2004 with authorized common stock of 100,000,000 shares and authorized preferred stock of 10,000,000 shares. Both classes of stock have a par value of $0.001 per share. The Company was organized for the purpose of producing and preserving activated cells for use in cancer treatment primarily through agreements with clinics, hospitals, and physicians.

          The Company was originally formed as Cancer Therapeutics, Incorporated, under the laws of the State of Tennessee on May 1, 1991. On September 7, 2004, the Company reincorporated into the State of Delaware by filing with the state a Certificate of Merger whereby Cancer Therapeutics, Incorporated (Tennessee) merged with and into
          Cancer Therapeutics, Inc. (Delaware) which was incorporated for this purpose on August 12, 2004. As part of the merger one (1) common share of Cancer Therapeutics, Inc. (Delaware) were issued for each five (5) outstanding common shares of Cancer Therapeutics, Incorporated
          (Tennessee) for a total of 1,947,688 common shares of Cancer Therapeutics, Inc. (Delaware) issued upon incorporation. All references to shares issued and outstanding in the financial statements have been retroactively restated to reflect the effects of this change in capital structure. During this process the Company changed its name from Cancer Therapeutics, Incorporated to Cancer Therapeutics, Inc.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

          This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. The following policies are considered to be significant:

          a. Accounting Method

          The Company recognizes income and expenses based on the accrual method of accounting. The Company has elected a May 31 year-end.

          b. Cash and Cash Equivalents

          Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

          c. Use of Estimates in the Preparation of Financial Statements

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          d. Revenue Recognition Policy

                           CANCER THERAPEUTICS, INC.
                        Notes to the Financial Statements
                              May 31, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Revenue is recognized when contracts are signed and related contract activities have commenced, where the fee is fixed or determinable, and collectibility is reasonably assured. Revenue is not recognized until persuasive evidence of an arrangement exists. Advance payments are recorded as deferred revenue until such time as they are recognized. Our contracts typically state a monthly fee which is recorded as revenue on a monthly basis.

          e. Allowance for Doubtful Accounts

          Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer's financial condition, general economic trends and management judgment. As of May 31, 2006, the allowance for doubtful accounts was $-0-. Bad debt expense was $-0-for the years ended May 31, 2006 and 2005.

          f. Basic Net Loss per Share of Common Stock

          In accordance with Financial Accounting Standards No. 128, "Earnings per Share," basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.

                                                                                May 31,          May 31,
                                                                                 2006              2005
                                                                          ----------------    ---------------

              Net loss (numerator)                                        $        (71,016)     $    (264,757)
              Weighted average shares outstanding
              (denominator)                                                      4,097,688          3,481,798
              Loss per share amount                                       $          (0.02)     $       (0.08)

          Common stock warrants have not been included as their effect is antidilutive.

          g. Recent Accounting Pronouncements

          In April 2002, the Financial Accounting Standards Board issued Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements Nos. 4, 44, and 64 and Amendment of FASB Statement No. 13." SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. The Company has adopted SFAS 145 and will not present losses on early retirements of debt as an extraordinary item.

          In June 2002, the Financial Accounting Standards Board issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002. The adoption of SFAS 146 had no impact on the Company's financial position, results of operations or cash flows.

          In November 2002, the Financial Accounting Standards Board issued FASB
          Interpretation  No.  45  ("FIN  45"),   "Guarantor's   Accounting  and
          Disclosure Requirements for Guarantees,

                           CANCER THERAPEUTICS, INC.
                        Notes to the Financial Statements
                              May 31, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At May 31, 2006, the Company does not have any outstanding guarantees and accordingly does not expect the adoption of FIN 45 to have any impact on their financial position, results of operations or cash flows.

          h. Income Taxes

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of May 31, 2006.

          At May 31, 2006, the Company had net operating loss carryforwards of approximately $3,000,000 that may be offset against future taxable income through 2026. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

          Due to the  change in  ownership  provisions  of the Tax Reform Act of
          1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

          i. Checks Written in Excess of Cash in Bank

          Under the  Company's  cash  management  system,  checks issued but not presented to banks frequently result in overdraft balances for accounting purposes. Additionally, at times banks may temporarily lend funds to the Company by paying out more funds than are in the
          Company's account. These overdrafts are included as a current liability in the balance sheet.

NOTE 3 - RELATED PARTY TRANSACTIONS

          The Company has been dependent upon certain individuals, officers, stockholders and other related parties to provide working capital, management services, assistance in finding new sources for debt and equity financing, and guidance in the development of the Company's business. The related parties have generally provided services and/or incurred expenses on behalf of the Company or have provided the necessary operating capital to continue pursuing its business. At May 31, 2006, the Company had related party payables of $73,695 plus accrued interest at 6% per annum of $4,413. These amounts are payable to the Company's president and are without terms.

                           CANCER THERAPEUTICS, INC.
                        Notes to the Financial Statements
                              May 31, 2006 and 2005

NOTE 4 - ACCRUED EXPENSES

          The Company's accounts payable and accrued expenses balance includes accrued interest of $120,011 as of May 31, 2006. This interest primarily relates to notes and loans payable.

          During 2002, the Internal Revenue Service (IRS) placed a tax lien against the Company and the Company entered into a structured settlement with the IRS in connection with unpaid payroll taxes during 1999 and 2000 in the amount of $42,691, exclusive of penalties and interest. The tax lien covers all of the assets of the Company. This lien gives the IRS priority over other creditors in the event of bankruptcy or dissolution. The settlement calls for a payment of $1,000 per month until the settlement amount is paid in full. As of May 31, 2006, the total amount owing the IRS on this settlement is $14,960 and is included in accounts payable and accrued expenses.

          In addition to the above IRS settlement the Company also has accrued but not paid payroll taxes for the fiscal years ended May 31, 2006 and 2005 in the amount of $33,207 and $19,343, respectively. As of May 31, 2006, the Company has accrued an additional $8,904 as an estimate of penalties and interest relating to this balance. Both of these amounts are included in accounts payable and accrued expenses.

NOTE 5 - EQUITY TRANSACTIONS

          The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. As of May 31, 2006, no rights or preferences have been designated and no preferred shares have been issued.

          During September 2004, the Company issued 550,000 shares of common stock for legal and advisory services rendered to the Company valued at $87,500. The value of the shares issued was determined to be $0.375 per share or $206,250. The excess of the value of the shares issued over the value of services received is $118,750 and has been recorded as a reduction of additional paid-in capital.

          During September 2004, the Company issued 200,000 shares of common stock for advisory services rendered to the Company. The value of the services was determined to be $281,250 or $0.375 per share.

          During September 2004, the Company issued 1,000,000 shares of common stock in satisfaction of accounts payable for accounting services of $50,000. The value of the shares was determined to be $0.375 per share or $375,000. The excess of the value of the shares issued over the value of the debt converted is $325,000 and has been recorded as a reduction of additional paid-in capital.

          During September 2004, the Company issued 400,000 shares for the conversion of a $125,000 promissory note. The value of the shares was determined to be $.313 per share.

                           CANCER THERAPEUTICS, INC.
                        Notes to the Financial Statements
                              May 31, 2006 and 2005

NOTE 6 - FINANCIAL INSTRUMENTS

          Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

          The carrying amount of cash equivalents, accounts payable and accrued expenses approximate fair value due to their short-term nature.

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

          The Company has notes payable due to related parties consisting of the following:

                                                                                   May 31,
                                                                                     2006
                                                                            ------------------

              Convertible note payable to a company, 8% interest,
               due May 1, 2004, unsecured, in default                       $          110,000

              Notes payable to an individual, 6% interest,
               due on demand, unsecured                                                104,944

              Notes payable to a company, 8% interest,
               due July 31, 2006, unsecured                                             12,000

              Note payable to an individual, 9% interest,
               due on demand, unsecured                                                 25,000
                                                                            ------------------

              Total Notes Payable - Related Parties                                    251,944
              Less: Current Portion                                                   (251,944)
                                                                            -------------------

              Long-Term Notes Payable - Related Parties                     $                -
                                                                            ====================

          The convertible note payable indicated above is convertible, at the holders option, into shares of preferred stock at a rate equal to that of other purchasers of preferred stock. The note is currently in default. No preferred shares have been authorized or issued as of the date of these financial statements. For notes in default, the Company is currently in negotiations to extend the terms. There has been no action regarding foreclosure by the note holders.

                           CANCER THERAPEUTICS, INC.
                        Notes to the Financial Statements
                              May 31, 2006 and 2005

NOTE 8 - NOTES PAYABLE

          The Company has notes payable consisting of the following:

                                                                                   May 31,
                                                                                     2006
                                                                            ------------------

              Note payable to a bank, 6.0% interest, due December 31, 2005, secured by all tangible and intangible assets of the
               Company, in default                                          $           50,000
                                                                            ------------------

              Total Notes Payable                                                       50,000
              Less: Current Portion                                                    (50,000)
                                                                            --------------------

              Long-Term Notes Payable                                       $                 -
                                                                            ====================

NOTE 9 - CONTINGENCIES

          Food and Drug Administration
          ----------------------------

          The Company is subject to extensive Federal laws and regulations. These laws, which are constantly changing, regulate various therapies through the Food and Drug Administration ("FDA"). However, the Company provides various cellular therapies for which regulations have been vague or nonexistent. Management continuously monitors activities of the FDA, particularly with regard to regulations concerning the use of autologous cells. Although management feels the Company is in compliance with existing FDA regulations, new regulations, if any, developed in the area of autologous cells, or differing interpretations of existing regulations by the FDA, could have a material effect on the Company's operations. Presently, such effect, if any, cannot be determined.

          Office Space
          ------------

          The Company has been utilizing the offices of another, unrelated, entity. The Company has not been billed for nor has it paid rent for several years and believes that the rent is being donated as the building would otherwise be empty. It is estimated that the fair market value of this office space is approximately $900 per month. It is possible that the entity which owns the building may request monthly rental payments or even payment in arrears for the past occupancy. No amount has been accrued in the financial statements for this potential contingency.

          Unregistered Spin-Off
          ---------------------

          The Company has become aware that it may have been in violation of the Securities Act of 1933 (the "Act") due to its spin-off from Immune Complex Corporation ("ICC") during 2000 which was not registered under the Act. During the liquidation of the assets of ICC the shares of Cancer Therapeutics, Inc. ("CTI") (a then wholly-owned subsidiary of
          ICC) were distributed to the shareholders of ICC on a pro rata basis for a total of 447,688 shares. These spin-off shares were not registered under the Act. Management is currently evaluating this potential violation and its possible impacts which may include rescission of the spin-off of CTI from ICC by the shareholders and fair market value compensation to the shareholders. The Company's management and legal counsel believes that the potential liability could

                           CANCER THERAPEUTICS, INC.
                        Notes to the Financial Statements
                              May 31, 2006 and 2005

NOTE 9 - CONTINGENCIES (Continued)

          range from $0.03 to $0.05 per spin-out share or $13,431 to $22,384, respectively. No amount has been accrued in the financial statements for this potential loss due to the uncertainty of the outcome at the present time.

NOTE 10 - COMMON STOCK WARRANTS

          During 2004 the Company issued warrants to purchase 1,300,000 shares of common stock. The following schedules summarize the changes during the year and the warrants issued and outstanding at May 31, 2006:

                Outstanding, May 31, 2005                                                              1,300,000

                     Issued                                                                                   -
                                                                                                ----------------

                Outstanding, May 31, 2006                                                              1,300,000
                                                                                                ================

                Weighted average exercise price of warrants
                 outstanding as of May 31, 2006                                                 $          0.019
                                                                                                ================


                                                         Outstanding                          Exercisable
                                         --------------------------------------------  ---------------------------
                                                          Weighted
                                                           Average          Weighted                    Weighted
                                            Number        Remaining         Average      Number          Average
                                         Outstanding     Contractual        Exercise   Exercisable      Exercise
              Exercise Prices            at 5/31/06     Life (in Yrs.)       Price      at 5/31/06        Price
              ---------------            -------------  ---------------    ----------  ------------    ------------

              $ 0.019                        1,300,000           1.96      $   0.019     1,300,000     $     0.019
                                         =============  ===============    =========  =============    ============

NOTE 11 - GOING CONCERN CONSIDERATIONS

          The accompanying financial statements have been prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the financial statements, the Company has incurred losses of approximately $3,000,000 from inception of the Company through May 31, 2006. The Company's stockholders' deficit at May 31, 2006 was $564,324 and its current liabilities exceeded its current assets by the same amount. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

          The  Company's  management  is exploring all of its options so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months. As a part of this plan, management is currently seeking to transform into a publicly traded entity. Management believes that its business model has significant potential as long as extra working capital is received through operations and/or business development.

          The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain

                           CANCER THERAPEUTICS, INC.
                        Notes to the Financial Statements
                              May 31, 2006 and 2005

NOTE 11 - GOING  CONCERN CONSIDERATIONS (Continued)

          profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

ITEM 8A: CONTROLS AND PROCEDURES

     The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14(c) of the Securities Exchange Act of
1934) as of May 31, 2006 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

     The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended May 31, 2006, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.


ITEM 8B: OTHER INFORMATION

     None

                                    PART III

ITEM 9:  DIRECTORS,  OFFICERS,  PROMOTERS AND CONTROL  PERSONS;  COMPLIANCE WITH
     SECTION 16(A) OF THE EXCHANGE ACT.

     Pursuant to the Company's Delaware Certificate of Incorporation and Bylaws, the Company's Board of Directors (the "Board") serve for one year terms. The term of office of the members of the Board will expire at the next annual shareholders meeting. No annual shareholders' meeting is planned for the year 2007.

         Directors and Executive Officers

Name                                               Age             Position(1)
----                                               ---             --------

Robert K. Oldham, M.D.                              61             Chief Executive Officer and Director
Michael Low                                         49             Secretary and Director
Chene Gardner                                       42             Chief Financial Officer and Director

(1) Officers hold their position at the pleasure of the board of directors, absent any employment agreement.

     Robert K. Oldham, M.D., age 61, is the Chief Executive Officer of Cancer Therapeutics and is a member of the Cancer Therapeutics board of directors. Dr. Oldham has been the Chief Executive Officer of Cancer Therapeutics since 1991. He was appointed to the board of directors of Cancer Therapeutics since the inception of Cancer Therapeutics and currently serves on the board of directors for a one-year term expiring August, 2005. Prior to his association with Cancer Therapeutics, from 1975 to 1980, Dr. Oldham was a research-oriented medical oncoligist at Vanderbilt University and the National Cancer Institute. He has published a variety of papers on the use of activated cells and has extensive expertise in the development and use of monoclonal antibodies for cancer therapy. From June 2002 to December, 2002, Dr. Oldham was a scientific consultant to Xcyte Therapies, Inc., a biotechnology company which commercializes cancer therapeutic products. Until recently, from April, 2002 thru October, 2004, Dr. Oldham served as a scientific consultant to Cell Genesys Inc., (Foster City, California) a company that develops and commercializes biological therapies for cancer. Dr. Oldham currently serves as a scientific consultant to NycoMed-Amersham, a British health care company, and as Consulting Medical Director of CBA Pharma, (Lexington, Kentucky), a company that develops and distributes biopharmaceutical products. He also serves as Associate Medical Director of the Singletary Oncology Center, in Thomasville Georgia. Dr. Oldham is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934. Dr. Oldham spends approximately 35 business hours per month working for Cancer Therapeutics.

     Michael Low, age 49, is a member of the Cancer Therapeutics, Inc. board of directors and serves as corporate secretary. Mr. Low was appointed by the board of directors of Cancer Therapeutics in August, 2004 for a one-year term, expiring August, 2005. In addition to his association with Cancer Therapeutics, since March 2003, Mr. Low has been Chief Executive Officer for Advisory Services, founder and executive director of Healthcare Enterprise Group PLC, an international healthcare products distribution company, with a strategic focus on specialized, high-value products and markets. Based in London, Healthcare Enterprise Group PLC is listed on the Alternative Investment Market of the London Stock Exchange and is the parent corporation of Healthcare Enterprise Group, Inc., in which Mr. Low has served as the Chief Executive Officer since November 1998. Healthcare Enterprise Group, Inc. is a healthcare advisory company based in Los Angeles. Mr. Low holds a Masters degree in Public

Administration from the University of Southern California. Mr. Low is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934. Mr. Low spends approximately 5 hours per month in his position and director and corporate secretary for Cancer Therapeutics.

     Chene Gardner, age 42, is the Chief Financial Officer of Cancer Therapeutics and a member of the Cancer Therapeutics board of directors. Mr.
Gardner was appointed to the board of directors of Cancer Therapeutics in August, 2004 for a one-year term expiring August, 2005. Mr. Gardner has served as Chief Financial Officer to Cancer Therapeutics since May, 2004. Mr. Gardner also serves as the Chief Financial Officer of Synerteck Incorporated and as the Financial Controller of SportsNuts, Inc. He has served in these capacities for Synerteck and SportsNuts since March, 2001 and September, 1999, respectively. Synerteck is an information technology services company and SportsNuts, the parent corporation of Synerteck, is a sports management and marketing company. Prior to his association with SportsNuts, from January, 1997 to September, 1999, Mr. Gardner served as Financial Manager for Aluminum Builders, Inc., a producer of various home improvement items. Mr. Gardner also has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries. Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University. Mr. Gardner is a director of Synerteck Incorporated, a company which files reports pursuant to the Securities Exchange Act of 1934. Mr. Gardner spends approximately 20 business hours per month in his position as Chief Financial Officer and director of Cancer Therapeutics.

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

     Although various items were reviewed and approved by the Board of Directors during 2005, the Board held no meetings during the fiscal year ended May 31, 2006.

     Cancer Therapeutics has recently created an Audit Committee of the board of directors. The Audit Committee is responsible for determining the application of financial reporting and internal control principles, as well as reviewing the effectiveness of our financial reporting, internal control and risk management procedures, and the scope, quality, and results of our external audit. Our Audit Committee consists of Michael Low and Chene Gardner. The Audit Committee has reviewed and approved our audited financial statements included in this report. Chene Gardner serves as our Audit Committee Financial Expert for purposes of
Item 401 of Regulation S-B of the Securities Act of 1933 and the Securities Exchange Act of 1934. Mr. Gardner is not independent because he is an officer and principal shareholder of Cancer Therapeutics.

COMPENSATION OF DIRECTORS

     Although we anticipate compensating the members of the Cancer Therapeutics board of directors in the future at industry levels, the current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings. We are contemplating the issuance of stock or stock options to our directors for their service on the Cancer Therapeutics board of directors.

CODE OF ETHICS

     We have adopted a code of ethics that applies to all of our executive officers and senior financial officers (including our chief executive officer, chief financial officer and any person performing similar functions). A copy of our code of ethics is publicly available on our website at WWW.CANCER-THERAPEUTICS.COM under the caption "INVESTORS." If we make any substantive amendments to our code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, chief financial officer, chief accounting officer or controller, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 10: EXECUTIVE COMPENSATION.

     The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal years ended May 31, 2006, 2005 and 2004 of Robert K. Oldham, M.D., our Chief Executive Officer, and John D. Thomas, our Corporate Counsel. No other executive officers of Cancer Therapeutics received more than $100,000 in total salary and bonus during these periods. Although Cancer Therapeutics may, in the future, adopt a stock option plan or a stock bonus plan, no such plans exist. We did not issue any shares, options, units, or other rights to any of our executive officers during the fiscal year ended May 31, 2006.

Summary Compensation Table



                                                                                  Long-Term
                                                                                 Compensation
                                                                                 ------------

                       Annual Compensation                                     Awards          Payouts
                       -------------------                                     ------          -------

                                                                                   Securities
       Name and                                         Other Annual  Restricted   Underlying    LTIP     All Other
  Principal Position      Year      Salary     Bonus    Compensation  Stock Awards  Options    Payouts   Compensation
  ------------------      ----      ------     -----    ------------  ------------  -------    -------   ------------

 Robert K. Oldham,       2006       $    0     $   0    $          0  $          0        0          0   $          0
 M.D.                    2005            0         0               0             0        0          0              0
 CEO                     2004            0         0               0             0        0          0              0

                         2006       $    0     $   0    $          0  $          0        0          0   $          0
 John D. Thomas(1)       2005            0         0         487,500             0        0          0              0
 Corporate Counsel       2004            0         0               0             0        0          0              0


     (1) On May 10, 2004, we issued 1,300,000 shares of our common stock to John D. Thomas J.D., as compensation for various corporate and commercial legal services provided during the spring and summer of 2004. The value of the shares at the date of issuance was $0.375 per share or $487,500.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of Cancer Therapeutics' common stock as of February 6, 2006, by (i) each person (or group of affiliated persons) who is known by us to beneficially own more that 5% of the outstanding shares of our common stock, (ii) each director and executive officer of Cancer Therapeutics, and (iii) all executive officers and directors of Cancer Therapeutics as a group. Unless indicated otherwise, the address for each officer, director and 5%
stockholder is c/o Cancer Therapeutics, Inc., 210 West Hansell Street, Thomasville, Georgia 31792.

                                        Shares Beneficially Owned Prior to         Shares Beneficially Owned Following
                                                      Offering                               Maximum Offering
                                                      --------                               ----------------
Directors, Executive Officers and
5% Stockholders                           Number              Percent of Class (1)    Number         Percent of Class(1)
---------------                           ------              --------------------    ------         -------------------


Robert K. Oldham, M.D. (2)                428,211               10.45%                428,211               8.40%

Michael K. Low(3)                        1,700,000              31.49%               1,700,000             26.57%

Healthcare Enterprise Group, Inc.                                                    1,700,000             26.57%
(4)                                      1,700,000              31.49%

Chene Gardner(5)                         1,000,000              24.40%               1,000,000             19.62%

David L. Ross(6)                         1,300,000              24.08%               1,300,000             25.50%

Kenneth I. Denos(7)                       400,000                9.76%                400,000               7.85%

Kenneth I. Denos, P.C. (8)                400,000                9.76%                400,000               7.85%

Lyndon Gaborit(9)                        1,850,000              34.27%               1,850,000             28.92%
                                         ---------              ------               ---------             ------
All Officers and Directors as a
Group (3 Persons)                        3,128,211              57.95%               3,128,211             48.90%

(1) For each shareholder, the calculation of percentage of beneficial ownership prior to this offering is based upon 4,097,688 shares of common stock outstanding and shares of common stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The calculation of percentage ownership following this offering is based upon 5,097,688 share of common stock outstanding, and shares of common stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder did not purchase any shares in this offering and has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Chief Executive Officer and Director. Includes 428,211 shares of common stock held directly by Dr. Oldham.

(3) Secretary and Director. Includes 400,000 shares of common stock held by Healthcare Enterprise Group, Inc. of which Mr. Low serves as the Chief Executive Officer. Also includes 1,300,000 shares of common stock issuable upon exercise of warrants held by Healthcare Enterprise Group that are not currently exercisable and will not become exercisable within 60 days.

(4) Principal shareholder. Includes 400,000 shares of common stock held directly by Healthcare Enterprise Group, Inc. Also includes 1,300,000 shares of common stock issuable upon exercise of warrants held by Healthcare Enterprise Group that are not currently exercisable and will not become exercisable within 60 days. Healthcare

Enterprise Group, Inc. is a wholly-owned subsidiary of Healthcare Enterprise Group PLC, a corporation traded on the Alternative Investment Market of the London Stock Exchange. Under the ownership attribution rules of the Alternative Investment Market, Michael Low and Stuart Bruck are the only two persons holding more than ten percent of the shares of Healthcare Enterprise Group PLC. Mr. Low and Mr. Bruck each hold 20.31% and 21.92%, respectively, of the shares of Healthcare Enterprise Group PLC.

(5) Chief Financial Officer and Director. Includes 1,000,000 shares of common stock held directly by Mr. Gardner.

(6) Principal Shareholder. Includes 1,300,000 shares of common stock held directly by Mr. Ross.

(7) Principal shareholder. Includes 400,000 shares of common stock held by Kenneth I. Denos, P.C. of which Mr. Denos is the President and sole shareholder.

(8) Principal shareholder. Includes 400,000 shares of common stock held directly by Kenneth I. Denos, P.C.

(9) Principal shareholder. Includes 150,000 shares of common stock held by LG Investment Trust, a family trust formed for the benefit of immediate family members of Mr. Gaborit, and 400,000 shares of common stock held by Healthcare Enterprise Group, Inc. of which Mr. Gaborit serves as a member of the board of directors. Also includes 1,300,000 shares of common stock issuable upon exercise of warrants held by Healthcare Enterprise Group that are not currently exercisable but will become exercisable within 60 days.

     (B) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

     The Company does not currently have an Equity Compensation Plan.


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On May 28, 2004, we issued and sold 200,000 shares of our common stock, together with a warrant to acquire 1,300,000 shares of our common stock at an aggregate purchase price of $25,000, to Healthcare Enterprise Group, Inc., in exchange for $75,000 in cash proceeds. Healthcare Enterprise Group is a principal shareholder of Cancer Therapeutics and Michael Low, a director and Secretary of Cancer Therapeutics, is the Chief Executive Officer of Healthcare Enterprise Group. Assuming the warrant is exercised, the average purchase price of the shares acquired was $0.067 per share.

     On September 10, 2004, we issued 400,000 shares of our common stock in satisfaction of $50,000 owed to Kenneth I. Denos, P.C., a professional corporation, in connection with an engagement dated July 20, 2004. The value of our shares for purposes of satisfying this obligation was determined to be $0.375 per share. Kenneth I. Denos is the sole shareholder and President of Kenneth I. Denos, P.C.

     On September 10, 2004, we issued 1,000,000 shares of our common stock in satisfaction of $50,000 owed to our Chief Financial Officer in connection with an engagement for accounting services dated May 15, 2004. The value of our shares for purposes of satisfying this obligation was determined to be $0.375 per share. This satisfied the original obligation of $50,000 and caused an additional expense of $50,000 to be incurred.

     On September 15, 2004, we issued 400,000 shares of our common stock pursuant to the conversion of a promissory note for $125,000 issued by Cancer Therapeutics in 2001 to Robert K. Oldham, M.D., our Chief Executive Officer. The value of our shares for purposes of this conversion was $0.313 per share. After the conversion of this promissory note, notes payable to related parties was reduced from $364,944 to $239,944. There are no obligations in default of these notes payable to related parties. We are currently in negotiations to extend the terms of these notes payable.

     On September 20, 2004, we issued 200,000 shares of our common stock in satisfaction of $75,000 owed to Healthcare Enterprise Group, Inc. for healthcare advisory services rendered to Cancer Therapeutics pursuant an advisory agreement dated January 8, 2001. The value of our shares for purposes of this debt conversion was $0.375 per share. Healthcare Enterprise Group is a principal shareholder of Cancer Therapeutics and Michael Low, a director and Secretary of Cancer Therapeutics, is the Chief Executive Officer of Healthcare Enterprise Group.

     On September 20, 2004, we issued 150,000 shares of our common stock in connection with the execution of a financial advisory agreement with Industrial Management & Equity Limited, which is owned and controlled by Lyndon Gaborit. As part of the engagement, Industrial Management & Equity Limited undertakes to assist Cancer Therapeutics in expanding its business in Europe, including advice regarding joint ventures, agreements, or business combination transactions with other European companies as approved by our management. We estimate that the value of the services provided by Industrial Management & Equity Limited was $56,250 or $0.375 per share. Mr. Gaborit is a member of the board of directors of Healthcare Enterprise Group, Inc., a principal shareholder of Cancer Therapeutics. Although we continue to seek opportunities for our business in North America and Europe, we have had no contact, discussions, proposals, arrangements, or understandings with any other business regarding the possibility of an acquisition or merger.

     Cancer Therapeutics owes $110,000 as of May 31, 2005, in the form of an unsecured promissory note due to Immune Complex Corporation, a company which our CEO, Robert K. Oldham is a minority shareholder. Mr. Oldham holds an estimated 4% of Immune Complex Corporation. Immune Complex Corporation has no operations or revenue and is being dissolved by the majority shareholders currently. The note carries an interest rate of 8% and was due May 1, 2004. This unsecured promissory note is in default. The accrued interest balance due on this note at May 31, 2005 and August 31, 2005 was $24,800 and $27,018, respectively.

     We have issued an unsecured promissory note payable to our CEO, Robert K. Oldham. As of May 31, 2005, the balance owing was $104,944 with an interest rate of 6% per year. The accrued interest balance due on this note at May 31, 2005 and August 31, 2005 was $45,370 and $46,957, respectively.

     We have issued an unsecured promissory note payable to William Blaylock, a significant shareholder and past member of our board of directors. As of May 31, 2005, the balance owing Mr. Blaylock was $25,000 with an interest rate of 9% per year. The accrued interest balance due on this note at May 31, 2005 and August 31, 2005 was $24,386 and $24,953, respectively.

     The transactions described above were, in each case, independently negotiated and approved by a majority of our disinterested directors. The valuations of our shares in each issuance during 2004 were determined by our board of directors, taking into account the perceived tangible and intangible benefits of the services provided, debt forgiven, and association with Cancer Therapeutics, including the fact that Cancer Therapeutics was, at the time of issuance, a privately-held company with minimal revenues, assets, and significant negative shareholder equity. We recorded the expenses related to the issuance of shares for services during the periods incurred. This disclosure of certain relationships and related transactions is complete and updated through July 23, 2005.


ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K.

          (A)  DOCUMENTS FILED AS A PART OF THIS REPORT

               (1)  FINANCIAL STATEMENTS

               See "Item 7 - Financial Statements Required by Form 10-KSB."

               (2)  FINANCIAL STATEMENT SCHEDULES

               The following Financial Statement Schedules of the Company, together with the report of Bouwhuis Morrill & Company, LLC, the Company's independent accountants, thereon are filed as part of this Report on Form 10-KSB as listed below and should be read in conjunction with the consolidated financial statements of the
               Company:

               Report  of   Bouwhuis   Morrill  &  Company,   LLC,   Independent
               Accountants, on Financial Statement Schedules.

               (3)  EXHIBITS

               See "Index to Exhibits."

          (B)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 2004.


ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES Fees Billed For Audit and Non-Audit Services

     The following table represents the aggregate fees billed for professional audit services rendered to the Company by Bouwhuis, Morrill & Company, LLC, our current independent auditor, ("BMC") for the audit of the Company's annual financial statements for the years ended May 31, 2006 and 2005, and all fees billed for other services rendered by BMC during those periods.


Year Ended May 31                                             2006                              2005
-----------------                                             ----                              ----

Audit Fees(1)                                             $   9,350                          $ 16,372
Audit-Related Fees(2)                                         2,031                             1,885
Tax Fees(3)                                                       0                                 0
All Other Fees(4)                                         ---------                          --------

Total Accounting Fees and Services                        $  11,381                          $ 18,257


(1) Audit Fees. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-KSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements. The amounts shown for BMC in 2005 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended May 31, 2004. The amounts shown for BMC in 2006 relate.

to the audit of the Company's annual financial statements for the fiscal year ended May 31, 2005.

(2) Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.

(3) Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4) All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.



INDEX TO EXHIBITS


    Exhibit
    Number                                             Title of Document
    ------                                             -----------------

      3.1             Certificate of Incorporation of Cancer Therapeutics, Inc., a Delaware
                      corporation. (1)

      3.2             Bylaws of Cancer Therapeutics, Inc., a Delaware corporation. (2)

      4.1             Form of Common Stock Certificate. (3)

      5.1             Opinion of Kenneth I. Denos, P.C., Attorney at Law (including consent). (4)

     10.1             Warrant Issued to Healthcare Enterprise Group, Inc. (5)

     10.2             Engagement Agreement between the Registrant and John Thomas, Esq. (6)

     10.3             Accounting Services Agreement between the Registrant and Chene C.
                      Gardner (7)

     10.4             Engagement Agreement between the Registrant and Kenneth I. Denos, P.C. (8)

     10.5             Advisory Agreement between the Registrant and Industrial Management &
                      Equity Limited (9)

     10.6             Form of Subscription Agreement between Cancer Therapeutics and
                      Investors (10)

     10.7             Escrow Agreement (11)

     10.8             Summary of Oral Agreement between the Registrant and Robert K. Oldham (12)

     10.9             Summary of Oral Agreement between the Registrant and Walter Lewko (13)

     10.10            Appointment Letter for Mike K. Low (14)

     10.11            Specimen Contract with John D. Archibold Memorial Hospital, Inc. (15)

     23.1             Consent of Bouwhuis, Morrill and Company, LLC. (16)

     23.2             Consent of Kenneth I. Denos, P.C. (Filed as part of Exhibit 5.1). (17)

     99.1             Senate Bill 341 (18)

     99.2             Certification by Chief Executive Officer, Robert Oldham, pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

     99.3             Certification by Chief Financial Officer, Chene Gardner, pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

     99.4             Certification by Chief Executive Officer Robert Oldham, pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

                      Certification by Chief Financial Officer Chene Gardner, pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

     99.5             Certification by Chief Financial Officer Chene Gardner, pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an Exhibit to the Company's Fegistration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(2) Filed as an Exhibit to the Company's Fegistration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(3) Filed as an Exhibit to the Company's Fegistration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(4) Filed as an Exhibit to the Company's Fegistration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(5) Filed as an Exhibit to the Company's Fegistration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(6) Filed as an Exhibit to the Company's Fegistration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(7) Filed as an Exhibit to the Company's Fegistration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(8) Filed as an Exhibit to the Company's Fegistration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(9) Filed as an Exhibit to the Company's Fegistration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(10) Filed as an Exhibit to the Company's Fegistration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(11) Filed as an Exhibit to the Company's Fegistration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(12) Filed as an Exhibit to the Company's Fegistration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(13) Filed as an Exhibit to the Company's Fegistration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(14) Filed as an Exhibit to the Company's Fegistration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(15) Filed as an Exhibit to the Company's Fegistration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(16) Filed as an Exhibit to the Company's Fegistration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(17) Filed as an Exhibit to the Company's Fegistration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(18) Filed as an Exhibit to the Company's Fegistration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: August 29, 2006                               By:   /s/ Robert Oldham
                                                         ----------------------
                                                         Robert Oldham
                                                         Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     Signature                                            Title                                     Date
     ---------                                            -----                                     ----

/s/ Robert Oldham                     Director and Chief Executive Officer                     August 29, 2006
---------------------------

/s/ Chene Gardner                     Director and Chief Financial Officer                     August 29, 2006
---------------------------

/s/ Michael Low_                      Director and Secretary                                   August 29, 2006
--------------------------