Form 10QSB
period 2006-08-31
CANCER THERAPEUTICS INC
filed 2006-10-12
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                       Commission file number: 333-119915

                            CANCER THERAPEUTICS, INC.
                            -------------------------
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



                                 (229) 403-1282
                                 --------------
                 Issuer's Telephone Number, Including Area Code



(Former name or former address and former fiscal year, if changed since last report.)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2006, the Company had outstanding 4,097,688 shares of common stock.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of August 31, 2006.

ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB






                                    CONTENTS

Balance Sheet................................................................. 4

Statements of Operations...................................................... 5

Statements of Stockholders' Deficit........................................... 6

Statements of Cash Flows...................................................... 7

Notes to the Financial Statements............................................. 8

                            CANCER THERAPEUTICS, INC.
                                  Balance Sheet
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                                   August 31,
                                                                                      2006
                                                                            -------------------------

CURRENT ASSETS

     Cash and cash equivalents                                              $                  3,230

                                                                            -------------------------

        Total Current Assets                                                                   3,230
                                                                            -------------------------

                                                                            $                  3,230
        TOTAL ASSETS                                                        =========================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES

     Accounts payable and accrued expenses                                  $                174,383
     Due to related parties                                                                   76,895
     Notes payable                                                                            50,000
     Notes payable - related parties                                                         150,944
                                                                            -------------------------

        Total Current Liabilities                                                            452,222
                                                                            -------------------------

STOCKHOLDERS' DEFICIT
     Common stock, $0.001 par value; 100,000,000 shares
     authorized, 4,097,688 shares issued and outstanding                                       4,098
     Additional paid-in capital                                                            2,487,922
     Accumulated deficit                                                                 (2,941,012)
                                                                            -------------------------

        Total Stockholders' Deficit                                                        (448,992)
                                                                            -------------------------

        TOTAL LIABILITIES AND STOCKHOLDERS'

         DEFICIT                                                            $                 3,230
                                                                            =========================

    The accompanying notes are an integral part of these financial statements

                            CANCER THERAPEUTICS, INC.
                            Statements of Operations
                                   (Unaudited)

                                                                                   For the Three Months Ended
                                                                                           August 31,
                                                                           --------------------------------------------
                                                                                   2006                    2005
                                                                           ---------------------    -------------------

NET REVENUES                                                               $              7,100     $            9,188
                                                                           ---------------------    -------------------

OPERATING EXPENSES

     General and administrative                                                          17,759                 16,721
     Professional fees                                                                   11,250                  8,166
                                                                           ---------------------    -------------------

        Total Operating Expenses                                                         29,009                 24,887
                                                                           ---------------------    -------------------

LOSS FROM OPERATIONS                                                                    (21,909)               (15,699)
                                                                           ---------------------    -------------------

OTHER INCOME (EXPENSES)

     Gain on settlement of debt (Note 2)                                                141,600                      -
     Interest expense                                                                    (4,359)                (6,368)
                                                                           ---------------------    -------------------

        Total Other Income (Expenses)                                                   137,241                 (6,368)
                                                                           ---------------------    -------------------

NET INCOME (LOSS) BEFORE INCOME TAXES                                                   115,332                (22,067)

PROVISION FOR INCOME TAXES                                                                    -                      -
                                                                           ---------------------    -------------------

NET INCOME (LOSS)                                                          $            115,332      $         (22,067)
                                                                           =====================    ===================

BASIC NET INCOME (LOSS) PER SHARE                                          $               0.03      $           (0.01)
                                                                           =====================    ===================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                                                   4,097,688              4,097,688
                                                                           =====================    ===================


    The accompanying notes are an integral part of these financial statements

                            CANCER THERAPEUTICS, INC.
                       Statements of Stockholders' Deficit
                                  (Unaudited)

                                                                                    Additional
                                                            Common Stock              Paid-in      Accumulated
                                                  ------------------------------
                                                     Shares            Amount         Capital         Deficit
                                                  --------------  --------------  --------------  --------------

Balance, May 31,2005                                  4,097,688       $    4,098  $    2,487,922  $   (2,985,328)

Net loss for the year ended May 31, 2006                      -               -               -          (71,016)
                                                  --------------  --------------  --------------  ---------------

Balance, May 31, 2006                                 4,097,688            4,098       2,487,922      (3,056,344)

Net income for the three months ended
August 31, 2006                                               -               -               -          115,332
                                                  --------------  --------------  --------------  ---------------

Balance, August 31, 2006                              4,097,688       $    4,098  $    2,487,922  $   (2,941,012)
                                                  ==============  ==============  ==============  ===============


    The accompanying notes are an integral part of these financial statements

                            CANCER THERAPEUTICS, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                          For the Three Months Ended
                                                                                                  August 31,
                                                                                         2006                    2005
                                                                                -----------------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                          $             115,332                (22,067)
     Adjustments to reconcile net income (loss) to net cash used by operating activities:
        Gain on settlement of debt                                                           (141,600)                    -
     Change in operating assets and liabilities:
        Decrease in accounts receivable                                                             -                    3,000
        Increase in accounts payable and accrued expenses                                       17,746                   5,650
        Increase in due to related parties                                                       3,200                   5,213
                                                                                -----------------------    --------------------

        Net Cash Used by Operating Activities                                                  (5,322)                 (8,204)
                                                                                -----------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                                 -                       -
                                                                                -----------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Bank overdraft                                                                                  -                   (909)
     Payments on notes payable - related parties                                                (2,000)                     -
     Proceeds from issuance of notes payable - related parties                                   9,000                      -
                                                                                -----------------------    --------------------

        Net Cash Provided (Used) by Financing Activities                                         7,000                   (909)
                                                                                -----------------------    --------------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                                      1,678                 (9,113)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                                             1,552                  13,814
                                                                                -----------------------    --------------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                                  $                3,230     $             4,701
                                                                                =======================    ====================

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest                                                     $                  231     $              326
     Cash paid for income taxes                                                 $                   -      $               -


    The accompanying notes are an integral part of these financial statements

                            CANCER THERAPEUTICS, INC.
                        Notes to the Financial Statements
                            August 31, 2006 and 2005


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10KSB filed on August 29, 2006. Operating results for the three months ended August 31, 2006 are not necessarily indicative of the results to be expected for the year ending May 31, 2007.

NOTE 2 - GAIN ON SETTLEMENT OF DEBT

          During the quarter ended August 31, 2006, the Company settled with a note holder which held a promissory note for $110,000. Accrued interest on the note was $33,600 at the time of settlement. The Company paid $2,000 to settle the debt resulting in a gain on the settlement of debt in the amount of $141,600.

NOTE 3 - GOING CONCERN CONSIDERATIONS

          The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidatin of liabilities in the normal course of business. As reported in the financial statements, the Company has incurred losses of approxomately $2,900,000 from inception of the Company through August 31, 2006. The Company's stockholders' deficit at August 31, 2006 was $448,992 and its current liabilities exceeded its current assets by the same amount. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

          The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     You  should  read  the  following  discussion  of the  company's  financial condition and results of operations in conjunction with the audited financial statements and related notes included in the filing of the company's latest annual 10-KSB. This discussion may contain forward-looking statements, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. You should carefully consider the information under the caption "Risk Factors" in this filing, in addition to the other information set forth in this report. We caution you that Cancer Therapeutics' business and financial performance is subject to substantial risks and uncertainties.

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

     As such, with increasing survival, coupled with higher incidence, the number of cancer survivors has concurrently increased - according to the National Cancer Institute, as of January 2001, it is estimated that there are
9.8 million cancer survivors in the US, representing approximately 3.5% of the population ( as cited by the National Institute of Cancer website at www.cancercontrol.cancer.gov, which is available to the public for no charge).

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

RESULTS OF OPERATIONS

     Following is our discussion of the relevant items affecting results of operations for the Periods ended August 31, 2006 and 2005.

     REVENUES. Cancer Therapeutics generated net revenues of $7,100 during the three months ended August 31, 2006, representing a 23% decrease compared to $9,188 in net revenues for the three months ended August 31, 2005. The decrease in revenues was expected as a $3,000 per month contract expired during the prior fiscal year. We anticipate this level of revenues for the foreseeable future. Revenues received consisted mainly of fees from our cryobank services, which are the storage and maintenance of malignancy tumors, T-cell therapy, and hospital support. We have not received any revenue from vaccine therapy, nor have we provided vaccine therapy. We are not able to commercialize T-cell and vaccine therapy, nor are we marketing these services. Patients are able to receive T-cell therapy on an experimental basis.

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

         General and Administrative Expenses. Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses. General and administrative expenses for the three months ended August 31, 2006 was $17,759, a 6% increase from $16,721 during the three months ended August 31, 2005. The increase was primarily due to a new office lease in which the company pays $475 per month for rent. This lease started in June of 2006. The largest expenses during the three months ended August 31, 2006 were payroll related costs of $13,613.

     PROFESSIONAL FEES. Our professional fees include outside legal, accounting and other professional fees. Professional fees for the three months ended August 31, 2006 were $11,250, an increase of 38% from $8,166 during the three months ended August 31, 2005. The increase is mainly the result of increased audit fees as the company goes through the public offering. Accounting and auditing services are continually provided to the company in conjunction with the audits and preparation of the financial statements.

     OTHER INCOME (EXPENSE). We incurred net other income of $137,241 for the three months ended August 31, 2006 compared to net other expense of $6,368 for the three months ended August 31, 2005. During the quarter ended August 31, 2006, the Company settled with a note holder which held a promissory note for $110,000. Accrued interest on the note was $33,600 at the time of settlement. The Company paid $2,000 to settle the debt resulting in a gain on the settlement of debt in the amount of $141,600. Expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company and interest due to the IRS on unpaid payroll taxes. No change is expected in interest expense until the Company is able to pay down the promissory notes.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations from a combination of loans from our Chief Executive Officer, issuance of promissory notes, and from business revenues. As of August 31, 2006, our primary source of liquidity consisted of $3,230 in cash and cash equivalents. Cancer Therapeutics has sustained significant net losses which have resulted in an accumulated deficit at August 31, 2006 of $2,941,012. Our losses raise doubts about our ability to continue the business of Cancer Therapeutics as a going concern. Our current financial condition is dire. We have defaulted on several loans, and are currently in settlement with the Internal Revenue Service for unpaid taxes. Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise. We anticipate another net loss for the year ending May 31, 2007, and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues and from the sale of shares pursuant to this offering, we have substantial doubt as to our ability to continue to operate. In addition to these capital needs, we must raise money for research and development. We estimate that IND 8725 will cost $500,000 to $1,000,000 in research costs to receive a status of current with the FDA. We estimate that after receiving the funding, that the research and application process will take at least a year to activate IND 8725. INDs 6533 and 2792 are active INDs, which means that we are able to continue the research and development. We anticipate that it will cost at least 5-10 million dollars to obtain FDA approval for our T-cell and vaccine therapies if the FDA allows us to perform the therapies as a practice of medicine. We still may not get FDA approval even if we are able to raise funds for research and development. Our therapies may never be deemed safe and effective. We believe our present capital resources are insufficient for ongoing operation. We cannot assure you that we will be able to raise sufficient funds to further develop and market our services. Our lack of funds will materially affect Cancer Therapeutics, and may cause us to cease operations. Consequently, you could incur a loss of your entire investment in Cancer Therapeutics.

     The Company has the following loans and accrued expenses in default as of August 31, 2006:

         Creditor                           Principal Due     Interest Due
         --------                           -------------     ------------
         Robert Oldham                      $104,944          $53,254
         Commercial Bank                    $50,000           $4,061
         William Blalock                    $25,000           $27,203
         Internal Revenue Service           $6,738            $6,454
         Ridgecrest Healthcare Group        $12,000           $504


FORWARD LOOKING STATEMENTS AND RISK FACTORS

FORWARD LOOKING STATEMENTS

     When used in this report, the words, "believes," "plans," "expects," and similar expressions are intended by us to identify forward-looking statements within the meaning of and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those we have projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on our estimates and assumptions, which although we believe them to be reasonable, are inherently uncertain and difficult to predict. We cannot assure you that the benefits anticipated in these forward-looking statements will be achieved.

     We undertake no obligation to update any forward-looking statements, but you are advised to consult any further disclosures by Cancer Therapeutics on this subject in its subsequent filings pursuant to the Securities Exchange Act of 1934. Furthermore, we are providing these cautionary statements identifying risk factors, listed below, that could cause our actual results to differ materially from expected and historical results. It is not possible for our management to foresee or identify all such factors. Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

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

     WE HAVE DEFAULTED LOAN OBLIGATIONS. We received loans to continue operations as detailed in our financial statements. These loans are in default or may be in default upon demand by the creditors. As a result of our default position, these creditors may obtain judgment or other lawful remedies to collect on the debts now or in the future. We will still need to raise additional capital or increase our business profits to satisfy these creditors. We cannot assure you that we will be successful in repaying any or all of these creditors. As of August 31, 2006, the total amount due on these loans was $288,966 which consists of $200,944 of principal and $85,022 of interest.

     THE INTERNAL REVENUE SERVICE HAS PLACED A TAX LIEN ON OUR ASSETS. The IRS tax lien covers property of Cancer Therapeutics including the Cryobank, equipment, inventory and all of our other assets. This lien gives the IRS priority over other creditors in the event we experience bankruptcy or dissolution. The settlement amount calls for a payment of $1,000 per month until the settlement amount is paid in full, although the IRS may require us to increase our monthly payments if our financial condition improves. As of August 31, 2006, the total amount owing to the IRS, including penalties and interest, was $13,192. We are current with our payments, but may not be able to make future payments. We may have all or some of our assets seized if we do not comply with our payment schedule.

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

     WE ARE TOTALLY DEPENDENT UPON OUR CHIEF EXECUTIVE WHO HAS BUSINESS AND TIME CONFLICTS. We are totally dependent upon the knowledge, skills, and experience of Robert K. Oldham, M.D. our President, CEO, Medical Director and Chairman. As compared to many other companies, we do not have a depth of managerial and technical personnel. Accordingly, there is a greater likelihood that loss of the services of Mr. Oldham would force us to discontinue our business. We presently have no employment contract with or key man life insurance upon Mr. Oldham. Furthermore, Mr. Oldham will not be employed full-time, at least initially, and is involved with other businesses and has other interests which could give rise to conflicts of interest with respect to the business of and amount of time devoted to Cancer Therapeutics. We cannot assure you that such conflicts will be resolved favorably to Cancer Therapeutics.

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

ITEM 3. CONTROLS AND PROCEDURES

     The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of
1934) as of August 31, 2006 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

     The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended August 31, 2006, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 31, 2002, Cancer Therapeutics entered into a structured settlement with the Internal Revenue Service in connection with unpaid payroll taxes during 1999 and 2000. We agreed to pay the IRS a total of $42,690.81, exclusive of penalties and interest. The IRS filed a tax lien in 2002 against Cancer Therapeutics to secure payment of the settlement amount. The IRS tax lien covers property of Cancer Therapeutics including the Cryobank, equipment, inventory and all of our other assets. This lien gives the IRS priority over other creditors in the event we experience bankruptcy or dissolution. The settlement amount calls for a payment of $1,000 per month until the settlement amount is paid in full, although the IRS may require us to increase our monthly payments if our financial condition improves. As of August 31, 2006, the total amount owing to the IRS, including penalties and interest, was $13,192. As of the date of this filing, we are current with respect to our obligations under this settlement.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     For the three year period ending August 31, 2006, securities of Cancer Therapeutics were issued as follows:

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

     (b) Use of Proceeds from the Sale of Registered Securities

     May 15, 2006 was the effective date of our Registration Statement, Registration No. 333-119915. The offering commenced on July 1, 2006, and has not concluded during the three month period ending August 31, 2006. The net proceeds to Cancer Therapeutics from the sale of the 1,000,000 shares offered hereby will vary depending upon the total number of shares sold. The following table sets forth gross and net proceeds, and our present estimate of the allocation and prioritization of net proceeds expected to be received by us from this offering. As shown in the table, if less than the maximum amount is raised, we will give priority to debt interest service and payment to our auditors and attorneys assisting us with the offering.


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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.


ITEM 5. OTHER INFORMATION

          Not applicable.

ITEM 6. EXHIBITS:

          The following documents are filed as exhibits to this Form 10-QSB:

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

     99.2             Certification by Chief Executive Officer, Robert Oldham, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


     99.3             Certification by Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.4             Certification by Chief Executive Officer Robert Oldham, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.5             Certification by Chief Financial Officer Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(2) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(3) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(4) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(5) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(6) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(7) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(8) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(9) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(10) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(11) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(12) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(13) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(14) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(15) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(16) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(17) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(18) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CANCER THERAPEUTICS, INC.

Date: 10/12/2006                                     BY: /S/ Chene Gardner
     ---------------                                     -----------------
                                                         Chene Gardner
                                                         Chief Financial Officer