Form 10QSB/A
period 2006-08-31
CANCER THERAPEUTICS INC
filed 2006-10-17
CIK 876367

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require4d to file such reports), and (2) has been subject to such filing requir4ements for the past 90 days. Yes [x] No
[ ]

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

                                                     CANCER THERAPEUTICS, INC.

Date: 10/17/2006                                     BY: /S/ Chene Gardner
     ---------------                                     -----------------
                                                         Chene Gardner
                                                         Chief Financial Officer