Form 10QSB/A
period 2006-08-31
CANCER THERAPEUTICS INC
filed 2006-12-13
CIK 876367

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

                                                     CANCER THERAPEUTICS, INC.

Date: 12/13/2006                                     BY: /S/ Chene Gardner
     ---------------                                     -----------------
                                                         Chene Gardner
                                                         Chief Financial Officer