Form 10QSB
period 2006-11-30
CANCER THERAPEUTICS INC
filed 2007-01-16
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarter ended November 30, 2006

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require4d to file such reports), and (2) has been subject to such filing requir4ements for the past 90 days. Yes [ x ] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 30, 2006, the Company had outstanding 4,157,688 shares of common stock.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of November 30, 2006.

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

Statements of Stockholders' Deficit........................................... 6

Statements of Cash Flows...................................................... 7

Notes to the Financial Statements............................................. 8

                           CANCER THERAPEUTICS, INC.
                                  Balance Sheet
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                                   November 30,
                                                                                      2006
                                                                            -------------------------

CURRENT ASSETS

     Cash and cash equivalents                                              $                  8,447
                                                                            -------------------------

        Total Current Assets                                                                   8,447
                                                                            -------------------------

                                                                            $                  8,447
        TOTAL ASSETS                                                        =========================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES

     Accounts payable and accrued expenses                                  $                170,576
     Due to related parties                                                                   76,795
     Notes payable                                                                            50,000
     Notes payable - related parties                                                         150,944
                                                                            -------------------------

        Total Current Liabilities                                                            448,315
                                                                            -------------------------

STOCKHOLDERS' DEFICIT
     Common stock, $0.001 par value; 100,000,000 shares
     authorized, 4,157,688 shares issued and outstanding                                       4,158
     Additional paid-in capital                                                            2,517,862
     Accumulated deficit                                                                  (2,961,888)
                                                                            -------------------------

        Total Stockholders' Deficit                                                         (439,868)
                                                                            -------------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $                 8,447
                                                                            =========================














    The accompanying notes are an integral part of these financial statements

                            CANCER THERAPEUTICS, INC.
                            Statements of Operations
                                   (Unaudited)

                                                         For the Three Months Ended             For the Six Months Ended
                                                                November 31,                           November 31,
                                                  ---------------------------------------  ---------------------------------------
                                                          2006                2005               2006                 2005
                                                  ------------------  -------------------  ------------------  -------------------

NET REVENUES                                      $           5,275   $           16,150   $          12,375   $           25,338
                                                  ------------------  -------------------  ------------------  -------------------

OPERATING EXPENSES

     General and administrative                              18,518               16,837              36,277               33,558
     Professional fees                                        3,228                4,850              14,478               13,016
                                                  ------------------  -------------------  ------------------  -------------------

        Total Operating Expenses                             21,746               21,687              50,755               46,574
                                                  ------------------  -------------------  ------------------  -------------------

LOSS FROM OPERATIONS                                        (16,471)              (5,537)            (38,380)             (21,236)
                                                  ------------------  -------------------  ------------------  -------------------

OTHER INCOME (EXPENSES)

     Gain on settlement of debt                                   -                    -            141,600                    -
     Interest expense                                        (4,405)              (6,309)            (8,764)             (12,678)
                                                  ------------------  -------------------  ------------------  -------------------

        Total Other Income (Expenses)                        (4,405)              (6,309)           132,836              (12,678)
                                                  ------------------  -------------------  ------------------  -------------------


INCOME (LOSS) BEFORE INCOME TAXES                           (20,876)             (11,846)            94,456              (33,914)

INCOME TAX EXPENSE                                               -                    -                  -                    -
                                                  ------------------  -------------------  ------------------  -------------------

NET INCOME (LOSS)                                 $         (20,876)   $         (11,846)  $          94,456   $          (33,914)
                                                  ==================  ===================  ==================  ===================


BASIC NET INCOME (LOSS) PER SHARE                 $           (0.01)  $           (0.00)   $            0.02   $           (0.01)
                                                  ==================  ===================  ==================  ===================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                       4,134,611            4,097,688           4,116,049            4,097,688
                                                  ==================  ===================  ==================  ===================




















     The accompanying notes are an integral part of these financial statements
                                       5

                            CANCER THERAPEUTICS, INC.
                       Statements of Stockholders' Deficit


                                                                                    Additional
                                                            Common Stock              Paid-in      Accumulated
                                                  ------------------------------
                                                     Shares            Amount         Capital         Deficit
                                                  --------------  --------------  --------------  --------------

Balance, May 31,2005                                  4,097,688   $        4,098  $    2,487,922  $   (2,985,328)

Net loss for the year ended May 31, 2006                      -               -               -          (71,016)
                                                  --------------  --------------  --------------  ---------------

Balance, May 31, 2006                                 4,097,688            4,098       2,487,922      (3,056,344)

Common stock issued for cash (unaudited)                 60,000               60          29,940              -

Net income for the six months ended
November 30, 2006 (unaudited)                                 -               -               -           94,456
                                                  --------------  --------------  --------------  ---------------

Balance, November 30, 2006 (unaudited)                4,157,688   $        4,158  $    2,517,862  $   (2,961,888)
                                                  ==============  ==============  ==============  ===============























    The accompanying notes are an integral part of these financial statements

                            CANCER THERAPEUTICS, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                        For the Six Months Ended
                                                                                              November 30,
                                                                                -------------------------------------------
                                                                                         2006                    2005
                                                                                ---------------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                                          $            94,456     $          (33,914)
     Adjustments to reconcile net income (loss) to net
      cash used by operating activities:
        Gain on settlement of debt                                                         (141,600)                    -
     Change in operating assets and liabilities:
        Accounts receivable                                                                     -                    3,000
        Increase in accounts payable and accrued expenses                                    13,939                 14,427
        Increase in due to related parties                                                    3,100                  4,013
                                                                                --------------------     ------------------

        Net Cash Used by Operating Activities                                               (30,105)               (12,474)
                                                                                ---------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                               -                     -
                                                                                ---------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Bank overdraft                                                                                -                   (909)
     Payments on notes payable - related parties                                              (2,000)                     -
     Proceeds from notes payable - related parties                                             9,000                      -
     Proceeds from issuance of common stock                                                   30,000                      -
                                                                                ---------------------    --------------------

        Net Cash Provided (Used) by Financing Activities                                      37,000                   (909)
                                                                                ---------------------    --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            $              6,895     $          (13,383)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 1,552                  13,814
                                                                                ---------------------    --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $              8,447     $               431
                                                                                =====================    ====================

SUPPLEMENTAL CASH FLOW INFORMATION

   Cash Payment For:

     Interest                                                                   $              4,675     $               -
     Income taxes                                                               $                 -      $               -















    The accompanying notes are an integral part of these financial statements

                            CANCER THERAPEUTICS, INC.
                        Notes to the Financial Statements
                           November 30, 2006 and 2005


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10KSB filed on August 29, 2006. Operating results for the six months ended November 30, 2006 are not necessarily indicative of the results to be expected for the year ending May 31, 2007.

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

RESULTS OF OPERATIONS

     Following is our discussion of the relevant items affecting results of operations for the Periods ended November 30, 2006 and 2005.

     REVENUES. Cancer Therapeutics generated net revenues of $5,275 during the three months ended November 30, 2006, representing a 67% decrease compared to $16,150 in net revenues for the three months ended November 30, 2005. For the six months ended November 30, 2006, the Company generated net revenues of $12,375, which represents a 51% decrease compared to $25,338 in net revenues for the six months ended November 30, 2005. The decrease is mainly the result of a services contract which terminated in February of 2006. This agreement had produced $3,000 of revenues per month. We anticipate this level of revenues for the foreseeable future. Revenues received consisted mainly of fees from our cryobank services, which are the storage and maintenance of malignancy tumors, T-cell therapy, and hospital support. We have not received any revenue from vaccine therapy, nor have we provided vaccine therapy. We are not able to commercialize T-cell and vaccine therapy, nor are we marketing these services. Patients are able to receive T-cell therapy on an experimental basis.

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

     GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses. General and administrative expenses for the three months ended November 30, 2006 was $18,518, a 10% increase from $16,837 during the three months ended November 30, 2005. For the six months ended November 30, 2006, general and administrative expenses were $36,277, which represents a 8% increase compared to $33,558 for the six months ended November 30, 2005. The increase was primarily due to a new office lease in which the company pays $475 per month for rent. This lease started in June of 2006. The largest expenses during the six months ended November 30, 2006 were payroll related costs of $27,068.

     PROFESSIONAL FEES. Our professional fees include outside legal, accounting and other professional fees. Professional fees for the three months ended November 30, 2006 were $3,228, a decrease of 33% from $4,850 during the three months ended November 30, 2005. For the six months ended November 30, 2006, professional fees were $14,478, which represents an 11% increase compared to $13,016 during the six months ended November 30, 2005. The increase is mainly the result of increased audit fees as the company goes through the public offering. Accounting and auditing services are continually provided to the company in conjunction with the audits and preparation of the financial statements.

     OTHER INCOME (EXPENSE). We incurred net other expense of $4,405 for the three months ended November 30, 2006 compared to net other expense of $6,309 for the three months ended November 30, 2005. For the six months ended November 30, 2006, the Company incurred net other income of $132,836, compared to net other expense of $12,678 for the six months ended November 30, 2005. During the six months ended November 30, 2006, the Company settled with a note holder which held a promissory note for $110,000. Accrued interest on the note was $33,600 at the time of settlement. The Company paid $2,000 to settle the debt resulting in a gain on the settlement of debt in the amount of $141,600. Expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company and interest due to the IRS on unpaid payroll taxes. No change is expected in interest expense until the Company is able to pay down the promissory notes.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations from a combination of loans from our Chief Executive Officer, issuance of promissory notes, and from business revenues. As of November 30, 2006, our primary source of liquidity consisted of $8,447 in cash and cash equivalents. Cancer Therapeutics has sustained significant net losses which have resulted in an accumulated deficit at November 30, 2006 of $2,961,888. Our losses raise doubts about our ability to continue the business of Cancer Therapeutics as a going concern. Our current financial condition is dire. We have defaulted on several loans, and are currently in settlement with the Internal Revenue Service for unpaid taxes. Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise. We anticipate another net loss for the year ending May 31, 2007, and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues and from the sale of shares pursuant to this offering, we have substantial doubt as to our ability to continue to operate. In addition to these capital needs, we must raise money for research and development. We estimate that IND 8725 will cost

$500,000 to $1,000,000 in research costs to receive a status of current with the FDA. We estimate that after receiving the funding, that the research and application process will take at least a year to activate IND 8725. INDs 6533 and 2792 are active INDs, which means that we are able to continue the research and development. We anticipate that it will cost at least 5-10 million dollars to obtain FDA approval for our T-cell and vaccine therapies if the FDA allows us to perform the therapies as a practice of medicine. We still may not get FDA approval even if we are able to raise funds for research and development. Our therapies may never be deemed safe and effective. We believe our present capital resources are insufficient for ongoing operation. We cannot assure you that we will be able to raise sufficient funds to further develop and market our services. Our lack of funds will materially affect Cancer Therapeutics, and may cause us to cease operations. Consequently, you could incur a loss of your entire investment in Cancer Therapeutics.

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

     WE HAVE DEFAULTED LOAN OBLIGATIONS. We received loans to continue operations as detailed in our financial statements. These loans are in default or may be in default upon demand by the creditors. As a result of our default position, these creditors may obtain judgment or other lawful remedies to collect on the debts now or in the future. We will still need to raise additional capital or increase our business profits to satisfy these creditors. We cannot assure you that we will be successful in repaying any or all of these creditors. As of November 30, 2006, the total amount due on these loans was $284,401 which consists of $200,944 of principal and $83,457 of interest.

     THE INTERNAL REVENUE SERVICE HAS PLACED A TAX LIEN ON OUR ASSETS. The IRS tax lien covers property of Cancer Therapeutics including the Cryobank, equipment, inventory and all of our other assets. This lien gives the IRS priority over other creditors in the event we experience bankruptcy or dissolution. The settlement amount calls for a payment of $1,000 per month until the settlement amount is paid in full, although the IRS may require us to increase our monthly payments if our financial condition improves. As of November 30, 2006, the total amount owing to the IRS, including penalties and interest, was $9,383. We are current with our payments, but may not be able to make future payments. We may have all or some of our assets seized if we do not comply with our payment schedule.

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

     IT IS LIKELY THAT YOU WILL BE DILUTED BY THE EXERCISE OF WARRANTS. Cancer Therapeutics has 4,297,688 shares of common stock outstanding held by 142 shareholders of record, and warrants outstanding to purchase 1,300,000 shares of common stock held by Healthcare Enterprise Group, Inc. The warrants became exercisable on January 1, 2005. We have agreed to register all shares of Cancer Therapeutics that are currently outstanding, and we are obligated in the future to register the shares that will be received from the exercise of the warrants held by Healthcare Enterprise Group.

ITEM 3.  CONTROLS AND PROCEDURES

     The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of
1934) as of November 30, 2006 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

     The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended November 30, 2006, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 31, 2002, Cancer Therapeutics entered into a structured settlement with the Internal Revenue Service in connection with unpaid payroll taxes during 1999 and 2000. We agreed to pay the IRS a total of $42,690.81, exclusive of penalties and interest. The IRS filed a tax lien in 2002 against Cancer Therapeutics to secure payment of the settlement amount. The IRS tax lien covers property of Cancer Therapeutics including the Cryobank, equipment, inventory and all of our other assets. This lien gives the IRS priority over other creditors in the event we experience bankruptcy or dissolution. The settlement amount calls for a payment of $1,000 per month until the settlement amount is paid in full, although the IRS may require us to increase our monthly payments if our financial condition improves. As of November 30, 2006, the total amount owing to the IRS, including penalties and interest, was $9,383. As of the date of this filing, we are current with respect to our obligations under this settlement.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     For the three year period ending November 30, 2006, securities of Cancer Therapeutics were issued as follows:

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

     (c) Use of Proceeds from the Sale of Registered Securities

     May 15, 2006 was the effective date of our Registration Statement, Registration No. 333-119915. The offering commenced on July 1, 2006, and concluded during the three month period ending November 30, 2006. We plan on allocating $25,000 for offering related fees, $50,000 for debt retirement and $25,000 for operating expenses and business development.

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

                                                CANCER THERAPEUTICS, INC.

Date:  January 15, 2007                             BY: /S/ Chene Gardner
     -------------------                            -----------------
                                                    Chene Gardner
                                                    Chief Financial Officer