Form 10QSB
period 2007-02-28
CANCER THERAPEUTICS INC
filed 2007-04-17
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-QSB

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended February 28, 2007

OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 333-119915

CANCER THERAPEUTICS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	20-1499421
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

210 West Hansell Street
Thomasville, Georgia	31792
(Address of Principal Executive Offices)	(Zip Code)

(229) 403-1282
Issuer’s Telephone Number, Including Area Code

(Former name or former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require4d to file such reports), and (2) has been subject to such filing requir4ements for the past 90 days.   Yes [ x ]     No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [ X ]     No  [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of February 28, 2007, the Company had outstanding 4,157,688 shares of common stock.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

PART I

FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of February 28, 2007.

ITEM 1.	FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

CANCER THERAPEUTICS, INC.
Balance Sheet
(Unaudited)

ASSETS
February 28,
2007

CURRENT ASSETS

Cash and cash equivalents	$723

Total Current Assets	723

TOTAL ASSETS	$723

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$176,771
Due to related parties	75,095
Notes payable	50,000
Notes payable - related parties	154,444

Total Current Liabilities	456,310

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares
authorized, 4,157,688 shares issued and outstanding	4,158
Additional paid-in capital	2,517,862
Accumulated deficit	(2,977,607)

Total Stockholders' Deficit	(455,587)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$723

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended February 28,		Ended February 28,
	2007	2006	2007	2006

NET REVENUES	$2,515	$17,925	$14,890	$43,263

OPERATING EXPENSES

General and administrative	11,313	16,635	47,590	50,194
Professional fees	2,250	1,011	16,728	14,027

Total Operating Expenses	13,563	17,646	64,318	64,221

LOSS FROM OPERATIONS	(11,048)	279	(49,428)	(20,958)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	-	-	141,600	-
Interest expense	(4,671)	(6,263)	(13,435)	(18,940)

Total Other Income (Expenses)	(4,671)	(6,263)	128,165	(18,940)

INCOME (LOSS) BEFORE INCOME TAXES	(15,719)	(5,984)	78,737	(39,898)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(15,719)	$(5,984)	$78,737	$(39,898)

BASIC NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$0.02	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	4,157,688	4,097,688	4,131,021	4,097,688

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Stockholders' Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, May 31, 2005	4,097,688	$4,098	$2,487,922	$(2,985,328)

Net loss for the year ended May 31, 2006	-	-	-	(71,016)

Balance, May 31, 2006	4,097,688	$4,098	$2,487,922	$(3,056,344)

Common stock issued for cash	60,000	60	29,940	-

Net income for the nine months ended
February 28, 2007 (unaudited)	-	-	-	78,737

Balance, February 28, 2007 (unaudited)	4,157,688	$4,158	$2,517,862	$(2,977,607)

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	February 28,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$78,737	$(39,898)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Gain on settlement of debt	(141,600)	-
Changes in operating assets and liabilities:
Accounts receivable	-	3,000
Accounts payable and accrued expenses	20,134	21,953
Due to related parties	1,400	2,313

Net Cash Used by Operating Activities	(41,329)	(12,632)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	-	(909)
Payments on notes payable - related parties	(2,000)	-
Proceeds from notes payable - related parties	12,500	3,000
Proceeds from issuance of common stock	30,000	-

Net Cash Provided by Financing Activities	$40,500	$2,091

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(829)	$(10,541)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,552	13,814

CASH AND CASH EQUIVALENTS, END OF PERIOD	$723	$3,273

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$4,675	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Notes to the Financial Statements
February 28, 2007 and 2006

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10KSB filed on August 29, 2006.  Operating results for the nine months ended February 28, 2007 are not necessarily indicative of the results to be expected for the year ending May 31, 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion of the company's financial condition and results of operations in conjunction with the audited financial statements and related notes included in the filing of the company’s latest annual 10-KSB.  This discussion may contain forward-looking statements, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language.  Actual results could differ materially from those projected in the forward looking statements.  You should carefully consider the information under the caption "Risk Factors" in this filing, in addition to the other information set forth in this report.  We caution you that Cancer Therapeutics’ business and financial performance is subject to substantial risks and uncertainties.

Overview

We are a research-stage business that endeavors to become a U.S. producer and provider of treatments for cancer, commonly grouped under the category of “biotherapy.”  We provide biotherapy services to patients on a fee-basis (50 percent to 70 percent currently reimbursed through private insurance).  These services begin when a patient is diagnosed with a malignancy and continue to provide a biotherapy while a patient is receiving conventional cancer treatment: chemotherapy, radiation, and surgery.  You can learn more about our business at our website located at www.cancer-therapeutics.com.  Our website and the information contained therein, however, does not constitute a part of this report.

The treatment of cancer is a significant portion of the healthcare economy.  According to the American Cancer Society’s Cancer Statistics 2004, cancer continues to be the second leading cause of death in the U.S., claiming almost 554,000 lives during 1991 (one in four deaths) In addition, incidence rates have showed overall increases from 1975 to 2000, where now 1.4 million Americans will be diagnosed with cancer this year.  It is estimated that 1 of 2 males and 1 of 3 females in the U.S. will develop cancer during their lifetimes.  Although survival rates continue to climb (from 50% in 1975 to a current 63%), the overall death rate from Cancer has remained relatively flat since the 1950s  (as cited by the American Cancer Society website at www.cancer.org“2004 Data and Statistics,” which is available to the public on the internet for no charge).

As such, with increasing survival, coupled with higher incidence, the number of cancer survivors has concurrently increased – according to the National Cancer Institute, as of January 2001, it is estimated that there are 9.8 million cancer survivors in the US, representing approximately 3.5% of the population ( as cited by the National Institute of Cancer website at www.cancer control.cancer.gov, which is available to the public for no charge).

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

The Company earns its revenue from providing clinical services to cancer patients in the following areas:

Cryobank.  In this process, a patient’s surgically removed tumor tissue is shipped to us, specially processed, preserved and stored in a living condition in liquid nitrogen for future use.  Typical charge is around $1,250.

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

The target market for our services is composed of two different groups:

•	Individuals who have undergone conventional treatment for a newly diagnosed cancer with an uncertain cure rate, but are ultimately cured (candidates for our cryopreservation service); and

•	Individuals with cancers incurable through ordinary therapies (candidates for our cryopreservation, patient-specific vaccines, and autologous T-cell therapy services).

One of our biggest challenges is educating physicians and patients of the benefits of biotherapy.  Many people understand the need for tumor storage for later use, but it has been a smaller group of patients and physicians that use our vaccine and T-cell therapy services.

The requirement for FDA approval decreases our ability to sell our services.  T-cell and vaccines require either FDA approval or Investigational New Drug (“IND”) authorization to be used on patients.  We only have an IND for the T-cell treatment, and as a result, we are not able to offer the vaccine as a treatment.

We also experience the risk that the FDA will suspend our ability to use these “Investigational New Drugs” as experimental treatments.  If we were prohibited from offering vaccine and T-cell therapy permanently then we would lose two of the three products we can potentially offer, and would therefore only be able to offer tumor storage in our Cryobank.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the Periods ended February 28, 2007 and 2006.

Revenues.  Cancer Therapeutics generated net revenues of $2,515 during the three months ended February 28, 2007, representing an 86% decrease compared to $17,925 in net revenues for the three months ended February 28, 2006.  For the nine months ended February 28, 2007, the Company generated net revenues of $14,890, which represents a 66% decrease compared to $43,263 in net revenues for the nine months ended February 28, 2006.  The decrease is mainly the result of a services contract which terminated in February of 2006.  This agreement had produced $3,000 of revenues per month.  We anticipate this level of revenues for the foreseeable future.  Revenues received consisted mainly of fees from our cryobank services, which are the storage and maintenance of malignancy tumors, T-cell therapy, and hospital support.  We have not received any revenue from vaccine therapy, nor have we provided vaccine therapy.  We are not able to commercialize T-cell and vaccine therapy, nor are we marketing these services.  Patients are able to receive T-cell therapy on an experimental basis.

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

General and Administrative Expenses.  Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses.  General and administrative expenses for the three months ended February 28, 2007 was $11,313, a 32% decrease from $16,635 during the three months ended February 28, 2006.  For the nine months ended February 28, 2007, general and administrative expenses were $47,590, which represents a 5% decrease compared to $50,194 for the nine months ended February 28, 2006.  The decrease was primarily due to cutting back of payroll related expenses.  Management has made a concerted effort to decrease expenses to a minimum.  The largest expenses during the nine months ended February 28, 2007 were payroll related costs of $31,552, compared to $40,362 during the nine months ended February 28, 2006.  .

Professional Fees.  Our professional fees include outside legal, accounting and other professional fees.  Professional fees for the three months ended February 28, 2007 were $2,250, an increase of 123% from $1,011 during the three months ended February 28, 2006.  For the nine months ended February 28, 2007, professional fees were $16,728, which represents a 19% increase compared to $14,027 during the nine months ended February 28, 2006.  The increase is mainly the result of increased audit fees as the company goes through the public offering.  Accounting and auditing services are continually provided to the company in conjunction with the audits and preparation of the financial statements.

Other Income (Expense).  We incurred net other expense of $4,671 for the three months ended February 28, 2007 compared to net other expense of $6,263 for the three months ended February 28, 2006.  For the nine months ended February 28, 2007, the Company incurred net other income of $128,165, compared to net other expense of $18,940 for the nine months ended February 28, 2006.  During the nine months ended February 28, 2007, the Company settled with a note holder which held a promissory note for $110,000.  Accrued interest on the note was $33,600 at the time of settlement.  The Company paid $2,000 to settle the debt resulting in a gain on the settlement of debt in the amount of $141,600.  Expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company and interest due to the IRS on unpaid payroll taxes.  No change is expected in interest expense until the Company is able to pay down the promissory notes.

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

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of loans from our Chief Executive Officer, issuance of promissory notes, and from business revenues.  As of February 28, 2007, our primary source of liquidity consisted of $723 in cash and cash equivalents.  Cancer Therapeutics has sustained significant net losses which have resulted in an accumulated deficit at February 28, 2007 of $2,977,607.  Our losses raise doubts about our ability to continue the business of Cancer Therapeutics as a going concern.  Our current financial condition is dire.  We have defaulted on several loans, and are currently in settlement with the Internal Revenue Service for unpaid taxes.  Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise.  We anticipate another net loss for the year ending May 31, 2007, and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues and from the sale of shares pursuant to this offering, we have substantial doubt as to our ability to continue to operate.  In addition to these capital needs, we must raise money for research and development.  We estimate that IND 8725 will cost $500,000 to $1,000,000 in research costs to receive a status of current with the FDA.  We estimate that after receiving the funding, that the research and application process will take at least a year to activate IND 8725.  INDs 6533 and 2792 are active INDs, which means that we are able to continue the research and development.  We anticipate that it will cost at least 5-10 million dollars to obtain FDA approval for our T-cell and vaccine therapies if the FDA allows us to perform the therapies as a practice of medicine.   We still may not get FDA approval even if we are able to raise funds for research and development.  Our therapies may never be deemed safe and effective.  We believe our present capital resources are insufficient for ongoing operation.  We cannot assure you that we will be able to raise sufficient funds to further develop and market our services.  Our lack of funds will materially affect Cancer Therapeutics, and may cause us to cease operations.  Consequently, you could incur a loss of your entire investment in Cancer Therapeutics.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

Forward Looking Statements

When used in this report, the words, “believes,” “plans,” “expects,” and similar expressions are intended by us to identify forward-looking statements within the meaning of and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those we have projected.  These forward-looking statements speak only as of the date hereof.  All of these forward-looking statements are based on our estimates and assumptions, which although we believe them to be reasonable, are inherently uncertain and difficult to predict.  We cannot assure you that the benefits anticipated in these forward-looking statements will be achieved.

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

We have Defaulted Loan Obligations.   We received loans to continue operations as detailed in our financial statements.  These loans are in default or may be in default upon demand by the creditors.  As a result of our default position, these creditors may obtain judgment or other lawful remedies to collect on the debts now or in the future.  We will still need to raise additional capital or increase our business profits to satisfy these creditors.  We cannot assure you that we will be successful in repaying any or all of these creditors.  As of February 28, 2007, the total amount due on these loans was $290,988 which consists of $204,444 of principal and $86,544 of interest.

The Internal Revenue Service has Placed a Tax Lien on our Assets.  The IRS tax lien covers property of Cancer Therapeutics including the Cryobank, equipment, inventory and all of our other assets.  This lien gives the IRS priority over other creditors in the event we experience bankruptcy or dissolution.  The settlement amount calls for a payment of $1,000 per month until the settlement amount is paid in full, although the IRS may require us to increase our monthly payments if our financial condition improves.  As of February 28, 2007, the total amount owing to the IRS, including penalties and interest, was $7,514.  We are current with our payments, but may not be able to make future payments.  We may have all or some of our assets seized if we do not comply with our payment schedule.

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

No Underwriter is Participating in this Offering.  Because we have not  engaged the services of an underwriter with respect to this offering, the independent due diligence review of Cancer Therapeutics, its affairs and financial condition, which would ordinarily be performed by an underwriter and its legal counsel, has not been performed and you will not have the benefit of an underwriter’s independent due diligence review.

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

We Have Never Issued a Dividend and Don’t Anticipate any Dividends in the Future.  Cancer

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

It is Likely That You Will be Diluted by the Exercise of Warrants.   Cancer Therapeutics has 4,157,688 shares of common stock outstanding held by 142 shareholders of record, and warrants outstanding to purchase 1,300,000 shares of common stock held by Healthcare Enterprise Group, Inc.  The warrants became exercisable on January 1, 2005.  We have agreed to register all shares of Cancer Therapeutics that are currently outstanding, and we are obligated in the future to register the shares that will be received from the exercise of the warrants held by Healthcare Enterprise Group.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of February 28, 2007 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended February 28, 2007, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 31, 2002, Cancer Therapeutics entered into a structured settlement with the Internal Revenue Service in connection with unpaid payroll taxes during 1999 and 2000.  We agreed to pay the IRS a total of $42,690.81, exclusive of penalties and interest.  The IRS filed a tax lien in 2002 against Cancer Therapeutics to secure payment of the settlement amount.  The IRS tax lien covers property of Cancer Therapeutics including the Cryobank, equipment, inventory and all of our other assets.  This lien gives the IRS priority over other creditors in the event we experience bankruptcy or dissolution.  The settlement amount calls for a payment of $1,000 per month until the settlement amount is paid in full, although the IRS may require us to increase our monthly payments if our financial condition improves.  As of February 28, 2007, the total amount owing to the IRS, including penalties and interest, was $7,514.  As of the date of this filing, we are current with respect to our obligations under this settlement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three year period ending February 28, 2007, securities of Cancer Therapeutics were issued as follows:

On May 10, 2004, we issued 1,300,000 shares of our common stock in connection with the engagement of our corporate counsel, an “accredited investor” as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.  No solicitation was made and no underwriting discounts were given or paid in connection with this transaction.  We believe that this transaction was exempt from the registration provisions of the Securities Act pursuant to Sections 3(a)(11) and  4(2) of such Act.

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

On September 10, 2004, we issued 400,000 shares of our common stock in satisfaction of amounts owed to our securities counsel in connection with an engagement dated July 20, 2004.  Our securities counsel is an “accredited investor” as such term is defined in Rule 501 to Regulation D promulgated under the Securities Act of 1933.  No solicitation was made and no underwriting discounts were given or paid in connection with this transaction.  We believe that this transaction was exempt from the registration provisions of the Securities Act pursuant to Sections 3(a)(11) and 4(2) of such Act.

On September 10, 2004, we issued 1,000,000 shares of our common stock in satisfaction of amounts owed to our Chief Financial Officer in connection with an engagement dated May 15, 2004.  Our Chief Financial Officer is an “accredited investor” as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.  No solicitation was made and no underwriting discounts were given or paid in connection with this transaction.  We believe that this transaction was exempt from the registration provisions of the Securities Act pursuant to Sections 3(a)(11) and  4(2) of such Act.

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

Not applicable.

ITEM 6.                                                                       EXHIBITS:

The following documents are filed as exhibits to this Form 10-QSB:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Cancer Therapeutics, Inc., a Delaware corporation. (1)
3.2	Bylaws of Cancer Therapeutics, Inc., a Delaware corporation. (2)
4.1	Form of Common Stock Certificate. (3)
5.1	Opinion of Kenneth I. Denos, P.C., Attorney at Law (including consent). (4)
10.1	Warrant Issued to Healthcare Enterprise Group, Inc. (5)
10.2	Engagement Agreement between the Registrant and John Thomas, Esq. (6)
10.3	Accounting Services Agreement between the Registrant and Chene C. Gardner (7)
10.4	Engagement Agreement between the Registrant and Kenneth I. Denos, P.C. (8)
10.5	Advisory Agreement between the Registrant and Industrial Management & Equity Limited (9)
10.6	Form of Subscription Agreement between Cancer Therapeutics and Investors (10)
10.7	Escrow Agreement (11)
10.8	Summary of Oral Agreement between the Registrant and Robert K. Oldham (12)
10.9	Summary of Oral Agreement between the Registrant and Walter Lewko (13)
10.10	Appointment Letter for Mike K. Low (14)
10.11	Specimen Contract with John D. Archibold Memorial Hospital, Inc. (15)
23.1	Consent of Bouwhuis, Morrill and Company, LLC. (16)
23.2	Consent of Kenneth I. Denos, P.C. (Filed as part of Exhibit 5.1). (17)
99.1	Senate Bill 341 (18)

99.2	Certification by Chief Executive Officer, Robert Oldham, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.3	Certification by Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.4	Certification by Chief Executive Officer Robert Oldham, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.5	Certification by Chief Financial Officer Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(7)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(8)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(9)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(10)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(11)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(12)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(13)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(14)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(15)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(16)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(17)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(18)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANCER THERAPEUTICS, INC.

Date: _________________________________                                                                                                                    BY: /S/ Chene Gardner_____________________
Chene Gardner
Chief Financial Officer