Form 10KSB
period 2007-05-31
CANCER THERAPEUTICS INC
filed 2007-08-30
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-KSB

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X ]  No [   ]

The Company’s revenues for the fiscal year ending May 31, 2007 were $14,965.00.

The aggregate market value of the Company’s voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on August 28, 2007, was approximately $1.01.  For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of August 28, 2007, the Company had outstanding 4,157,688 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one)  [  ] Yes [x] No

TABLE OF CONTENTS

PART I. [1]

ITEM 1:  DESCRIPTION OF BUSINESS [1]

ITEM 2:  DESCRIPTION OF PROPERTY [19]

ITEM 3:  LEGAL PROCEEDINGS [20]

ITEM 4:  SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS [20]

PART II. [21]

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS [21]

ITEM 6:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL [22]

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. [42]

ITEM 8A: CONTROLS AND PROCEDURES [42]

ITEM 8A: CONTROLS AND PROCEDURES [42]

PART III [43]

ITEM 9:   DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. [43]

ITEM 10:  EXECUTIVE COMPENSATION [46]

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS [47]

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS [48]

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K [49]

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES [50]

INDEX TO EXHIBITS [52]

SIGNATURES [54]

 FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-KSB, IN PARTICULAR “ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND “ITEM 1. BUSINESS,” INCLUDE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE STATEMENTS REPRESENT THE COMPANY’S EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, AND OTHER FINANCIAL RESULTS, PROPOSED ACQUISITIONS AND NEW PRODUCTS, ENTRY INTO NEW MARKETS, FUTURE OPERATIONS AND OPERATING RESULTS, FUTURE BUSINESS AND MARKET OPPORTUNITIES.  THE COMPANY WISHES TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISK AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN.  FOR A SUMMARY OF CERTAIN RISKS RELATED TO THE COMPANY’S BUSINESS, SEE “RISK FACTORS.” UNDER “ITEM 1.  DESCRIPTION OF BUSINESS.”

Unless the context requires otherwise, references to the Company are to Cancer Therapeutics, Inc..

PART I.

ITEM 1:  DESCRIPTION OF BUSINESS

Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

The disclosure and analysis set forth herein contains certain forward looking statements, particularly statements relating to future actions, performance or results of current and anticipated products and services, sales efforts, expenditures, and financial results.  From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral.  Forward-looking statements provide current expectations or forecasts of future events such as new products or services, product approvals, revenues, and financial performance.  These statements are identified as any statement that does not relate strictly to historical or current facts.  They use words such as “anticipates,” “intends,” “plans,” “expects,” “will,” and other words and phrases of similar meaning.  In all cases, a broad variety of assumptions can affect the realization of the expectations or forecasts in those statements.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.

The Company undertakes no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by the Company on this subject in its subsequent filings pursuant to the Securities Exchange Act of 1934.  Furthermore, as permitted by the Private Securities Litigation Reform Act of 1995, the Company provides these cautionary statements identifying risk factors, listed below, that could cause the Company’s actual results to differ materially from expected and historical results.  It is not possible to foresee or identify all such factors.  Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

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

We have Defaulted Loan Obligations.  We received loans to continue operations as detailed in our financial statements.  These loans are in default or may be in default upon demand by the creditors.  As a result of our default position, these creditors may obtain judgment or other lawful remedies to collect on the debts now or in the future.  We will still need to raise additional capital or increase our business profits to satisfy these creditors.  We cannot assure you that we will be successful in repaying any or all of these creditors.  As of May 31, 2007, the total amount due on these loans was $299,241 which consists of $209,444 of principal and $89,798 of interest.

The Internal Revenue Service has Placed a Tax Lien on our Assets.  The IRS tax lien covers property of Cancer Therapeutics including the Cryobank, equipment, inventory and all of our other assets.  This lien gives the IRS priority over other creditors in the event we experience bankruptcy or dissolution.  The settlement amount calls for a payment of $1,000 per month until the settlement amount is paid in full, although the IRS may require us to increase our monthly payments if our financial condition improves.  As of May 31, 2007, the total amount owing to the IRS, including penalties and interest, was $3,599.  We are current with our payments, but may not be able to make future payments.  We may have all or some of our assets seized if we do not comply with our payment schedule.

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

Investment Risks

No Active Market.  Although the Company’s shares are traded on the NASD Electronic Bulletin Board, the Company believes that the public trading price may be an inaccurate representation of the value of the Company because there is little or no trading volume in the Company’s shares and no analysts or NASD market makers actively follow the Company.

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

Volatility of Stock Prices.  In the event that there is an established public market for the Company’s Common Stock, market prices will be influenced by many factors and will be more subject to significant fluctuations in response to variations in operating results of the Company and other factors such as investor perceptions of the Company, supply and demand, interest rates, general economic conditions and those specific to the industry, developments with regard to the Company’s activities, future financial condition and management.

Applicability of Low Priced Stock Risk Disclosure Requirements.  The Common Stock of the Company may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934.  Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealers’s duties, the customer’s rights and remedies, certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer’s financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer.  With all these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

BUSINESS OVERVIEW

CORPORATE ORGANIZATION

Cancer Therapeutics, Inc. was originally incorporated on May 1, 1991 in the state of Tennessee under the name “Cancer Therapeutics Incorporated.”   On September 7, 2004, we reincorporated Cancer Therapeutics in the state of Delaware under its present name.  Cancer Therapeutics was acquired by Immune Complex Corporation on September 15, 1998 and subsequently Immune Complex Corporation liquidated its assets (which assets included all of the then-issued shares of Cancer Therapeutics) on June 8, 2000.  The shareholders of Immune Complex Corporation were issued shares of Cancer Therapeutics Incorporated on a pro rata basis.

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

THE BUSINESS OF CANCER THERAPEUTICS

Mission and Vision

Our mission is to commercialize innovative biotherapy approaches for the treatment of cancer that will enhance the quality and length of life for cancer patients.  “Biotherapy” is the use of the body’s immune system, either directly or indirectly, to fight cancer or to lessen side effects that may be caused by some cancer treatments.  To accomplish our mission, we offer oncologists access to our technologies and service, which we expect to increase our patient referrals.  Our vision is to become a provider within the cancer treatment industry by offering advanced services to cancer patients to be used in conjunction with conventional treatment modalities.  To accomplish our vision, we intend to market our services to regionally based cancer treatment markets, build a strong physician referral source, and thereby become a significant biotherapy provider in the regional markets that we serve.  You can learn more about our business at www.cancer-therapeutics.com.  Our website and the information contained therein, however, does not constitute a part of this report.

Overview

We are a research-stage business that endeavors to become a U.S. producer and provider of treatments for cancer, commonly grouped under the category of “biotherapy.”  Based in Thomasville, Georgia, we are led by our founder and Chief Executive Officer, Dr. Robert K. Oldham, who is developing both the research and practical implementation of cellular biotherapy.  We are researching and developing biotherapy services - tumor specimen storage and cellular therapies and will attempt to get approval for patient-specific vaccines - on a fee-basis to patients who have been diagnosed with a malignancy.  We have not received FDA approval as it relates to any facet of our business and/or operations and, as a result, our treatments, products, and/or services have not been deemed safe or effective in any way.  Our therapies may never be deemed safe and effective by the FDA.

“Over the past two decades, the acceptance of biotherapy treatment among oncologists and cancer patients has dramatically increased.” Klaus Schindhelm & Robert Nordon, Ex Vivo Cell Therapy p.55 (1999) (available to the public for purchase, and available to be viewed at a medical library for no charge).  Biotherapy seeks to treat this life-altering disease by using the body’s own natural defense system and is used to as a complementary treatment to conventional cancer treatment modalities.  While undergoing other treatment options, principally chemotherapy, radiation, or surgery, a patient can simultaneously pursue biotherapy treatment at an affordable price (50 percent to 70 percent is currently reimbursed through private insurance).

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

Technology

The three most standard modes of cancer treatment include: chemotherapy, radiation therapy, and surgery.  Each of these treatments, however, has significant limitations and can cause toxicities in fighting cancer.  Since 1980, a fourth modality, biotherapy, has been used in conjunction with traditional treatments.  Robert K. Oldham, Fundamentally Different, Cancer Biotherapy & Radiopharmaceuticals Vol. 14 No. 6 pp. 57-59 (1999) (available in medical libraries to the public for no charge).  We believe that biotherapy offers an opportunity for truly specific and effective cancer treatments.  Certain activated cells play a major role in the battle against cancer and methodologies are being developed to activate and expand a patient’s own immune cells outside of the body and return them safely as a therapeutic cellular product.  See Walter M. Lewko, Peggy B. Hall & Robert K. Oldham, Cancer Biotherapy & Radiopharmaceuticals  Growth of Tumor-Derived Activated T Cells for the Treatment of Advanced Cancer, Vol. 15 No. 4 pp. 60-69 (2000)(available to the public in medical libraries for no charge).  The technologies we are developing seek to emphasize the enhancement of the body’s natural defense system.  T-cells regulate the immune response and the expansion and infusion of activated T-cells can both activate and expand the patient’s immune cells.  This allows the body to create a stronger defense against cancer and its effects.  Regulatory T-cells when reinfused into the body can change the way the immune system works and add to the defense system of the body See Walter M. Lewko, Peggy B. Hall & Robert K. Oldham, Cancer Biotherapy & Radiopharmaceuticals  Growth of Tumor-Derived Activated T Cells for the Treatment of Advanced Cancer, Vol. 15 No. 4 pp. 60-69 (2000)(available to the public in medical libraries for no charge); See also Robert K. Oldham, M.D Principles of Cancer Biotherapy 4th Edition, (2004) (available to the public in medical libraries for no additional charge).

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

Tumor Derived Activated Cells.  In this process, a patient's tumor is shipped to our laboratory by overnight delivery.  Using a number of specialized proprietary processes, technicians separate and recover the cancer-fighting white blood cells that a patient's immune system has produced to attack that specific cancer.  These cells are known as "Tumor Derived Activated Cells" or "Tumor Infiltrating Lymphocytes."   FDA-approved biological drugs, such as Interleukin-2, are used to stimulate or activate the cells’ cancer-fighting functions.  Using a device called a "bioreactor," the cells are grown and multiplied for therapy.  At regular intervals over the course of a two-month period, the anti-cancer cells are harvested, and shipped by overnight courier to the patient’s physician for infusion into the patient.  The reinfusion of these activated cells can influence the status of the immune system in a positive way and help eradicate the disease.   See Walter M. Lewko, Peggy B. Hall & Robert K. Oldham, Cancer Biotherapy & Radiopharmaceuticals  Growth of Tumor-Derived Activated T Cells for the Treatment of Advanced Cancer, Vol. 15 No. 4 pp. 60-69 (2000)(available to the public in medical libraries for no charge).   We are in the developmental stage of advancing this service.   We have not received FDA approval as it relates to any facet of our business and/or operations and, as a result, our treatments, products, and/or services have not been deemed safe or effective in any way   We are registered and authorized to proceed with research relating to T-cell therapy pursuant to IND 2792, and IND 6533.  The Food and Drug Administration's Investigational New Drug (IND) program is the means by which a company obtains permission to ship an experimental drug across state lines (usually to clinical investigators) before a marketing application for the drug has been approved. The FDA reviews the IND for safety to assure that research subjects will not be subjected to unreasonable risk. The IND application must contain information in three broad areas:

•
Animal Pharmacology and Toxicology Studies - Preclinical data to permit an assessment as to whether the product is reasonably safe for initial testing in humans. Also included are any previous experience with the drug in humans (often foreign use).

•
Manufacturing Information - Information pertaining to the composition, manufacturer, stability, and controls used for manufacturing the drug substance and the drug product. This information is assessed to ensure that the company can adequately produce and supply consistent batches of the drug.

•
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

A more complete disclosure of our Investigational New Drug authorization from the FDA may be found in the Government Regulation section of this report.  We have not been able to commercialize this treatment because we have not received FDA approval.  We anticipate that we will be in a developmental stage for at least five (5) more years.  We anticipate that the following lifecycle will take place in the developmental process of Tumor Derived Activated Cells for biotherapy: Treatments using single, moderate doses of Tumor Derived Activated Cells  and Tumor Infiltrating Lymphocytes cells derived from the  patient’s tumor:

•	Treatments using single, moderate doses of Tumor Derived Activated Cells and Tumor Infiltrating Lymphocytes cells derived from the patient’s tumor;

•	Protocols employing a series of four to six moderate size doses of Tumor Derived Activated Cells and Tumor Infiltrating Lymphocytes cells derived from a patient’s tumor;

•	Protocols exploring cell dose, schedule, and selection in cellular therapy;

•
Therapies using “designer T-cells” where a patient is infused with Tumor Derived Activated Cells and Tumor Infiltrating Lymphocytes cells that have been selected or genetically modified to be cytotoxic  to cancer or produce large quantities of lymphokines or cytokines to destroy the tumors; and

•	Treatments that combine activated cell therapies with other agents and compounds to enhance overall efficacy.

We anticipate that the following time frame for the lifecycle for the developmental process of Tumor Derived Activated cells:

                •  Tumor biopsy specimen received via overnight carrier and into the Cryobank;

•	Within 4 to 6 weeks cells can be cultured and expanded to demonstrate the feasibility of producing an autologous T-cell preparation;

•	The autologous vaccine can be cryopreserved (frozen) and used any time in the coming several years when a patient might have a need for these cells;

•	With the activated T-cells, they could be grown (cultured) repetitively and administered at 2-3 week intervals as they are grown in the laboratory. Our standard protocol includes four infusions of these cells giving a life cycle of 6 to 15 weeks for the culture expansion and administration of T-cells;

•	The T-cells life cycle can be arrested and cryopreserved at any stage. These cells have been removed from our Cryobank as long as 10 years later and are still alive and active in cancer treatment;

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

We currently do not administer vaccines.  IND 8725 ,which is our application for registration and authorization to research and develop the vaccine, is currently on “clinical hold” with the FDA which means that the vaccine cannot be administrated even for research and development until the FDA lifts the clinical hold.  We may never receive authorization to perform our vaccine therapy.  A more complete disclosure of our Investigational New Drug authorization from the FDA may be found in the Government Regulation section of this report

Proprietary Processes

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

Research and Development

We are continually researching and developing our procedures we offer to the public.  We spent approximately 15-20 hours per week during the last two fiscal years on research and development.  We spent approximately $20,000 per year on research and development over the past two fiscal years.  The costs of research and development have been borne by us directly, and the costs of research and development are priced into the services we offer to our patients.

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
.
    Research has shown that cancer is a highly individualized disease.  Treatments such as surgery, chemotherapy, and radiation work well for some patients, but may not be effective for others.  Therefore, we believe biotherapy is an alternative treatment for cancer and is often times used in conjunction with the above modalities.

Biotherapy Treatment

There are several reasons for the biotherapy treatment modality’s increasing opportunity in the marketplace.

Increasing Incidence of Cancer.  Despite the recent advancements in the diagnosis and treatment of cancer, cancer rates and the number of deaths from cancer continue to increase.  According to the National Institute of Cancer, approximately 9.8 million cancer survivors were diagnosed over 20 years ago (as cited by the National Institute of Cancer website at www.cancer control.cancer.gov) (available for no charge on the internet).  In addition, over 1.36 million new cancer cases develop each year, and the incidence of the disease continues to grow at three percent to four percent per year.  (as cited by the American Cancer Society website at www.cancer.org“2004 Data and Statistics”) (available for no charge on the internet). Despite improvements in drug, surgical, and radiation therapies, the five-year relative survival rate for people who are living five years after diagnosis, whether in remission, disease-free, or under treatment is only 63 percent.  About 563,700 Americans are expected to die of cancer every year, more than 1,500 people per day (as cited by the American Cancer Society website at www.cancer.org“2004 Data and Statistics” (available for no charge on the internet).   Cancer is the second leading cause of death in the United States, occurring in one out of every four deaths. (as cited by the American Cancer Society website at www.cancer.org) (available for no charge on the internet). According to experts, the incidence of cancer is likely to grow in the future in response to two significant trends:

•
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

•
Exposure of the public to cancer causing agents and factors– In all actuality, lifestyle choices are the cause of most cancers.  Tobacco and diet (and/or lack of exercise) accounts for 60 percent of cancer related deaths.  (as cited by the American Cancer Society website at www.cancer.org) (available for no charge on the internet).

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

Annual Target Market

Of the 1.36 million new cancer patients per year, approximately 63 percent are cured by current procedures. (as cited by the American Cancer Society website at www.cancer.org“2004 Data and Statistics”) (available for no charge on the internet).  We estimate that at least 50 percent of these cured patients, however, will have tumors where the cure rate is uncertain and, as a result, they may need therapeutic alternatives. By placing tumor specimens in cryopreservation, the tumors can be accessed for future therapeutic needs should the cancer recur, thereby creating a cryopreservation market that we estimate to be 300,000 patients per year.

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

If incidence rates and the number of cancer deaths continue to increase then more individuals may seek biotherapy treatment to compliment conventional cancer treatments.  This environment creates an opportunity for a biotherapy provider such as Cancer Therapeutics to offer cellular therapy technologies and tumor storage services to cancer patients who have encountered limited success using standard treatment modalities.   Over time, we plan to market our services to other regionally based markets throughout the United States.  These regional markets will be expected to serve a similar sized community as the service area in Thomasville Georgia.  We intend to expand contiguously in each region gradually increasing our market penetration, allowing us to meet any growing demand for biotherapy services.  Our revenue model is aimed at utilizing the cellular therapies and patient-specific vaccines to recoup significant up-front costs, while the Cryobank services are used to generate continuous revenue for Cancer Therapeutics.

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

COMPETITION

Our primary competition is other biotechnology companies and universities pursuing research and development, manufacturing, and sales in the areas of cryopreservation, activated cell therapy, and patient-specific vaccines.  We plan to differentiate Cancer Therapeutics from our competitors through our strategic location, regional marketing approach, and our ability to provide clinical services that efficiently serve a specific cancer patient population, while continuing to research and develop cellular therapy technologies.   We believe our location is strategic because most of the clinics we service, as well as our laboratory, are located in Thomasville, Georgia.   In addition, Dr. Oldham has relationships with physicians in the southeast United States that use our services.  By providing a complementary and reasonably priced treatment for patients who are not responding successfully to standard treatment modalities, we are positioned to fill a market need.  Through our regional marketing approach, we plan to convert our financial performance into a high growth company.   Building additional marketing networks should enable us to develop a marketing presence among oncologists’ niches and patient communities in other regions of the country.  As a result, we hope to establish a consistent flow of referrals and expand the business.  Ultimately, cancer patients throughout the country will have access to our services and will have the opportunity to benefit from the biotherapy treatments we offer.  We plan to reach patients nationwide by marketing through print, television and internet.  A portion of the proceeds of this offering is intended to be used for this purpose. We have been limited by lack of capital for nationwide marketing in the past.  We believe that increased advertising will increase the amount of physicians and patients using our services.

We compete with a number of competing biotechnology companies located throughout the United States.  Our competitors are focused principally on the research and development of products.  We anticipate an ability to attract oncologists and patients seeking biotherapy clinical services – both for storage and therapeutic purposes.

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

Tumor Derived Activated Cells Competitor:

Xcyte Therapies, Inc., Seattle, Washington - Xcyte Therapies is a biotechnology company that develops and commercializes cell-based therapeutic products that attempt to harness the power of the immune system to treat cancer, infectious disease and autoimmune disease.    Xcyte’s website is located at www.xcyte.com and available to the public for no charge.

Patient-Specific Vaccine Competitors:

Antigenics, Inc., New York – Antigenics, Inc. is a public biotechnology company that is developing patient-specific (autologous) cancer vaccines by extracting selected “heat shock” proteins from cell surface of patient’s own tumor tissue.    More information about Antigenics, Inc. can be found on their website at www.antigenics.com and available to the public for no charge.

AVAX Technologies Inc.,  Kansas City, Missouri – AVAX Technologies is a public company that produces a patient-specific (autologous) cancer vaccine by treating a patient’s own tumor cell with dinitrophenyl (DNP), a chemical that they claim helps trigger immune responses.  More information about AVAX Technologies Inc. can be found on their website at http://www.sierrahotelproductions.com/avax and available to the public for no charge.

Intracel Corporation.  Rockville, Maryland – Intracel Corporation is a private biopharmaceutical company headquartered in the Netherlands and operating in the United States that develops and commercializes vaccines and immunotherapeutic products for cancer.    More information about Intracel Corporation can be found on their website at www.intracel.com and available to the public for no charge.

Cryopreservation Competitor:

Cryoma Laboratories, Inc., Cleveland, Ohio – Cryoma Laboratories is a private company that offers tumor cell banking services and informational services for cancer patients.  They identify patients that might benefit from new treatment therapy and ship the tumor tissue to another biotech company for patient-specific vaccines and gene therapy.  More information about Cryoma Laboratories, Inc. may be found on their website at www.cryoma.com and available to the public for no charge.  Cryoma Laboratories is closing down its tumor bank, and we have agreed to receive their tumors in our Cryobank for storage.  We anticipate that this will increase our cryobank business over the next year.

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

•
Animal Pharmacology and Toxicology Studies - Preclinical data to permit an assessment as to whether the product is reasonably safe for initial testing in humans. Also included are any previous experience with the drug in humans (often foreign use).

•
 Manufacturing Information - Information pertaining to the composition, manufacturer, stability, and controls used for manufacturing the drug substance and the drug product. This information is assessed to ensure that the company can adequately produce and supply consistent batches of the drug.

•
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

We received a warning letter from the FDA on November 18, 2003.  We were warned in the letter that our website revealed serious regulatory problems involving representations made about the autologous vaccine and the T-cell treatment as being safe and effective treatments.  The FDA stated in the letter that the claims classify our treatments as “drugs” as defined by the FDA, and that this was a violation of law.  We were admonished to correct these violations.  Failure to correct these violations may result in regulatory action such as seizure and /or injunction without further notice.  We made the necessary changes and responded to the FDA that we had complied with its warning letter.  We were inspected by the FDA in May of 2004 and did not receive any further comments relating to the warning letter.  Due to this warning letter we limited our representation on our website. We have continued to represent that no such statement was made, and that the treatments provided by Cancer Therapeutics are experimental.  Since the visit to our facilities, we have not received any further correspondence from the FDA.

It is difficult to estimate the costs and time frames associated with achieving FDA approval for INDs 2792, 6533 and 8725.  IND 2792 is the closest to approval since there are many companies and clinics utilizing cellular therapy with activated T-cells.  There are at least two possible scenarios:

•
The FDA could change its regulations to classify cellular therapies as the practice of medicine, similar to autologous bone marrow transplantation, then these cellular therapies could become available and more heavily utilized soon.  The main hindrance to cellular therapy is the long, difficult and expensive process for achieving registration with the FDA for a biologic product.

•	If the FDA continues to regulate cellular therapies as if it is a new biologic product, it may take several years to gain approval for activated T-cells under this IND.

With regard to the autologous vaccine therapy, we estimate that it may take 5-10 years to receive approval under IND 6533 and/or 8725.

Failure to receive FDA approval will have a substantially detrimental effect upon our ability to grow and create additional revenue.   We believe that, without FDA approval, Cancer Therapeutics will be unable to grow successfully and achieve economies of scale insofar as our operating costs are concerned.  Consequently, we might have to discontinue our business.  In the event that FDA approval is never granted, we will only be able to service patients who want to use our Cryobank for storage of their tumors .  Our services we provide are experimental and we are unable to make claims concerning the effectiveness of the treatments.  It is difficult to determine the efficacy of the treatments we provide because usually our patients are being treated by conventional medical treatments also.  Our services are not the “cure” for cancer, but it is our goal to develop our services to enhance the body’s ability to battle cancer.  We attempt to measure the efficacy of our treatments by monitoring our patients’ progress with and without our services.

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

The following table sets forth the status, timeline, estimated costs and milestones specific to each IND:

IND 2972                         IND 6533                                      IND 8725
	IND 2972	IND 6533	IND 8725
IND Description	Autologous T-Cell Therapy for Cancer	Autologous DNP Conjugated Vaccine for Melanoma	Autologous Vaccine
Steps Completed	Phase I/II studies completed and published, but the FDA will need multiple Phase II studies completed and published.	Phase I/II studies completed and published by others using a similar DNP Conjugated Vaccines. The FDA will need multiple Phase II studies completed and published.	Laboratory SOPs done
Current Status	FDA registered and given authorization to proceed	FDA registered and given authorization to proceed with this vaccine preparation	Clinical hold pending resolution of vaccine preparation/quality control issues with FDA
Next Steps	Continued Phase II testing with refinements in clinical protocol	Determine feasibility of testing this vaccine. If CTI proceeds, similar costs/timelines/ milestones as 8725	Resolve FDA issues
Phase II Studies
• Timeline	1-2 years	1-2 years	1-2 years
• Est. Costs	$2-4 M (100 patients at a cost of $10,000-$20,000 per patient)	$1-2 M (100 patients at a cost of $10,000-$20,000 per patient)	$1-2 M (100 patients at a cost of $10,000-$20,000 per patient)
• Milestones	Proof of principle ( a complete and durable response, remission, for more than 5-10 years) with tumor responses	Proof of principle ( a complete and durable response, remission, for more than 5-10 years)with evidence of immune/tumor responses	Proof of principle ( a complete and durable response, remission, for more than 5-10 years) with evidence of immune/tumor responses
Phase III Studies
• Timeline	2-4 years	2-4 years	2-4 years
• Est. Costs	$5M - $10M	$5M - $10M	$5M - $10M
• Milestones	Efficacy data with longer TTP or OS	Efficacy data with longer TTP or OS	Efficacy data with longer TTP or OS
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

DESCRIPTION OF OPERATIONS

Cancer Therapeutics has only nominal operations.  Our bookkeeping, financial reports, and related services are provided by Chene Gardner, our Chief Executive Officer and Chief Financial Officer on a day-to-day basis.

REPORTS TO SECURITY HOLDERS

Cancer Therapeutics, Inc. is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 333-119915.  Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States.  Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330.  The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

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

ITEM 3:  LEGAL PROCEEDINGS

On July 31, 2002, Cancer Therapeutics entered into a structured settlement with the Internal Revenue Service in connection with unpaid payroll taxes during 1999 and 2000.  We agreed to pay the IRS a total of $42,690.81, exclusive of penalties and interest.  The IRS filed a tax lien in 2002 against Cancer Therapeutics to secure payment of the settlement amount.  The IRS tax lien covers property of Cancer Therapeutics including the Cryobank, equipment, inventory and all of our other assets.  This lien gives the IRS priority over other creditors in the event we experience bankruptcy or dissolution.  The settlement amount calls for a payment of $1,000 per month until the settlement amount is paid in full, although the IRS may require us to increase our monthly payments if our financial condition improves.  As of May 31, 2007, the total amount owing to the IRS, including penalties and interest, was $3,599.  As of the date of this filing, we are current with respect to our obligations under this settlement.

ITEM 4:  SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II.

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)	Market for Common Equity and Related Stockholder Matters.

(1)	Market Information.

The Company’s Common Stock is listed on the NASD Electronic Bulletin Board (“Bulletin Board”) under the symbol “CTHP.”  The Company’s stock has been traded on the Bulletin Board since approximately March, 2007.  As of August 28, 2007, there was no active public market for the Company’s Common Stock.  The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the calendar year ended May 31, 2007:
High	Low
Fourth Quarter 2007	$1.01	$ 1.01
Third Quarter 2007	Not Quoted	Not Quoted
Second Quarter 2007	Not Quoted	Not Quoted
First Quarter 2007	Not Quoted	Not Quoted

      The shares of the Company’s Common Stock were not publicly traded during the calendar year ended May 31, 2006.

(2)	Holders.

As of August 28, 2007, the Company had approximately 137 holders of record of its Common Stock.

(3)	Dividends.

The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future.  The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

(b) Recent Sales of Unregistered Securities.

For the three year period ending May 31, 2007, securities of Cancer Therapeutics were issued as follows:

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

(4) Use of Proceeds from the Sale of Registered Securities

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

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the audited financial statements and related notes included in this registration statement.  This discussion may contain forward-looking statements, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words, “expects,” “anticipates,” “intends,” “believes,” or similar language.  Actual results could differ materially than from those projected in the forward looking statements.  You should carefully consider the information set forth above under the caption “Risk Factors” in addition to the other information set forth in this registration statement.  We caution you that Cancer Therapeutics’ business and financial performance is subject to substantial risks and uncertainties.

Overview

We are a research-stage business that endeavors to become a U.S. producer and provider of treatments for cancer, commonly grouped under the category of “biotherapy.”  We provide biotherapy services to patients on a fee-basis (50 percent to 70 percent currently reimbursed through private insurance).  These services begin when a patient is diagnosed with a malignancy and continue to provide a biotherapy while a patient is receiving conventional cancer treatment: chemotherapy, radiation, and surgery.  You can learn more about our business at our website located at www.cancer-therapeutics.com.  Our website and the information contained therein, however, do not constitute a part of this report.

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

As such, with increasing survival, coupled with higher incidence, the number of cancer survivors has concurrently increased – according to the National Cancer Institute, as of January 2001, it is estimated that there are 9.8 million cancer survivors in the US, representing approximately 3.5% of the population (as cited by the National Institute of Cancer website at www.cancer control.cancer.gov, which is available to the public for no charge).

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the years ended May 31, 2007 and 2006.

Revenues. Cancer Therapeutics generated net revenues of $14,965 during the fiscal year ended May 31, 2007, representing a 69% decrease compared to $48,996 in net revenues for the twelve months ended May 31, 2006.  The change in revenues was expected and we anticipate zero revenues for the foreseeable future.  Revenues received consisted mainly of fees from our cryobank services which are the storage and maintenance of malignancy tumors.  Additional revenues were generated from one patient that we treated using our T-cell therapy and for providing hospital support.  We have not received any revenue from vaccine therapy, nor have we provided vaccine therapy.  We are not able to commercialize T-cell and vaccine therapy, nor are we marketing these services.  Patients are able to receive T-cell therapy on an experimental basis.

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

General and Administrative Expenses. Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses.  General and administrative expenses for the fiscal year ended May 31, 2007 was $51,438, a 23% decrease from $66,796 during the twelve months ended May 31, 2006.  The decrease during the fiscal year ended May 31, 2007 was primarily due to the efforts of management in keeping costs to a minimum.  The largest expenses during the year ended May 31, 2007 were payroll related costs of $31,552.

Professional Fees. Our professional fees include outside legal, accounting and other professional fees.  Professional fees for the fiscal year ended May 31, 2007 were $19,828, a decrease of 11% from $22,377 during the twelve months ended May 31, 2006.  No major changes were expected as accounting and auditing services are continually provided to the company in conjunction with the audits and preparation of the financial statements.

Other Income (Expense). We incurred net other income of $118,672 for the year ended May 31, 2007 compared to net other expense $30,839 for the year ended May 31, 2006.  During the year ended May 31, 2007, the Company settled with a note holder which held a promissory note for $110,000.  Accrued interest on the note was $33,600 at the time of settlement.  The Company paid $2,000 to settle the debt resulting in a gain on the settlement of debt in the amount of $141,600.  Expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company and interest due to the IRS on unpaid payroll taxes.  No change is expected in interest expense until the Company is able to pay down the promissory notes.

Off-Balance Sheet Arrangements.

Cancer Therapeutics is not subject to any off-balance sheet arrangements.

Personnel

Cancer Therapeutics has contract personnel that we utilize to carry out our business.  These project-based contract personnel are temporary engagements used to assist us with laboratory experiments and research.  When we have needed assistance with the processing of tumors for our Cryobank, we have utilized additional personnel to assist with our record keeping and storage procedures.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of loans from our Chief Executive Officer and from business revenues.  As of May 31, 2007, our primary source of liquidity consisted of $1,013 in cash and cash equivalents.  Cancer Therapeutics has sustained significant net losses which have resulted in an accumulated deficit at May 31, 2007 of $2,993,973.  Our losses raise doubts about our ability to continue the business of Cancer Therapeutics as a going concern.  Our current financial condition is dire.  We have defaulted on several loans, and are currently in settlement with the Internal Revenue Service for unpaid taxes.  Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise.  We anticipate another net loss for the year ending May 31, 2008, and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues and from the sale of shares pursuant to this offering, we have substantial doubt as to our ability to continue to operate.  In addition to these capital needs, we must raise money for research and development.  We estimate that IND 8725 will cost $500,000 to $1,000,000 in research costs to receive a status of current with the FDA.  We estimate that after receiving the funding, that the research and application process will take at least a year to activate IND 8725.  INDs 6533 and 2792 are active INDs, which means that we are able to continue the research and development.  We anticipate that it will cost at least 5-10 million dollars to obtain FDA approval for our T-cell and vaccine therapies if the FDA allows us to perform the therapies as a practice of medicine.   We still may not get FDA approval even if we are able to raise funds for research and development.  Our therapies may never be deemed safe and effective.  We believe our present capital resources are insufficient for ongoing operation.  We cannot assure you that we will be able to raise sufficient funds to further develop and market our services.  Our lack of funds will materially affect Cancer Therapeutics, and may cause us to cease operations.  Consequently, you could incur a loss of your entire investment in Cancer Therapeutics.

The Company has the following loans and accrued expenses in default as of May 31, 2007:

Creditor                                                      Principal Due                                           Interest Due
Robert Oldham                                                  $104,944                                      $57,963
Commercial Bank                                                 $50,000                                                   $1,069
William Blalock                                                    $25,000                                                 $28,886
Internal Revenue Service                                        $229                                                   $3,370
Ridgecrest Healthcare Group                            $29,500                                                   $1,879

ITEM 7:  FINANCIAL STATEMENTS REQUIRED BY FORM 10-KSB

FINANCIAL STATEMENTS

CANCER THERAPEUTICS, INC.

Financial Statements for the Years
Ended May 31, 2007 and 2006
and Report of Independent Registered
Public Accounting Firm

CONTENTS

Report of Independent Registered Public Accounting Firm  28

Balance Sheet  29

Statements of Operations  30

Statements of Stockholders’ Deficit 31

Statements of Cash Flows  32

Notes to the Financial Statements  33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Cancer Therapeutics, Inc.
Thomasville, Georgia

We have audited the accompanying balance sheet of Cancer Therapeutics, Inc. as of May 31, 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years ended May 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Therapeutics, Inc. as of May 31, 2007 and the results of its operations and its  cash flows for the years ended May 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company has negative working capital, negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 12.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bouwhuis, Morrill & Company, LLC
Layton, Utah
August 17, 2007

CANCER THERAPEUTICS, INC.
Balance Sheet

ASSETS
May 31,
2007

CURRENT ASSETS

Cash and cash equivalents	$1,013

Total Current Assets	1,013

TOTAL ASSETS	$1,013

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses (Note 4)	$170,160
Due to related parties (Note 3)	93,362
Notes payable (Note 8)	50,000
Notes payable - related parties (Note 7)	159,444

Total Current Liabilities	472,966

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares
authorized, 4,157,688 shares issued and outstanding	4,158
Additional paid-in capital	2,517,862
Accumulated deficit	(2,993,973)

Total Stockholders' Deficit	(471,953)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,013

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Operations

	For the Years
	Ended May 31,
	2007	2006

NET REVENUES	$14,965	$48,996

OPERATING EXPENSES

General and administrative	51,438	66,796
Professional fees	19,828	22,377

Total Operating Expenses	71,266	89,173

LOSS FROM OPERATIONS	(56,301)	(40,177)

OTHER INCOME (EXPENSES)

Gain on settlement of debt (Note 11)	141,600	-
Interest expense	(22,928)	(30,839)

Total Other Income (Expenses)	118,672	(30,839)

INCOME (LOSS) BEFORE INCOME TAXES	62,371	(71,016)

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$62,371	$(71,016)

BASIC NET INCOME (LOSS) PER SHARE	$0.02	$(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	4,136,688	4,097,688

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Stockholders' Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, May 31, 2005	4,097,688	$4,098	$2,487,922	$(2,985,328)

Net loss for the year ended May 31, 2006	-	-	-	(71,016)

Balance, May 31, 2006	4,097,688	$4,098	$2,487,922	$(3,056,344)

Common stock issued for cash	60,000	60	29,940	-

Net income for the year ended
May 31, 2007	-	-	-	62,371

Balance, May 31, 2007	4,157,688	$4,158	$2,517,862	$(2,993,973)

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Cash Flows

	For the Years Ended
	May 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$62,371	$(71,016)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Gain on settlement of debt	(141,600)	-
Changes in operating assets and liabilities:
Accounts receivable	-	3,000
Accounts payable and accrued expenses	13,523	44,525
Due to related parties	19,667	138

Net Cash Used by Operating Activities	(46,039)	(23,353)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	-	(909)
Payments on notes payable - related parties	(2,000)	-
Proceeds from notes payable - related parties	17,500	12,000
Proceeds from issuance of common stock	30,000	-

Net Cash Provided by Financing Activities	$45,500	$11,091

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(539)	$(12,262)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,552	13,814

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,013	$1,552

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$10,181	$1,206
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

        CANCER THERAPEUTICS, INC.

        Notes to the Financial Statements

        May 31, 2007 and 2006

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

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.  The following policies are considered to be significant:

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

        CANCER THERAPEUTICS, INC.

        Notes to the Financial Statements

        May 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

        d.  Revenue Recognition Policy

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

        e.  Allowance for Doubtful Accounts

Accounts receivable are recorded net of the allowance for doubtful accounts.  The Company generally offers 30-day credit terms on sales to its customers and requires no collateral.  The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.  As of May 31, 2007, the allowance for doubtful accounts was $-0-.  Bad debt expense was $-0- for the years ended May 31, 2007 and 2006.

f.      Basic Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. 128, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.
	May 31, 2007	May 31, 2006

Net income (loss) (numerator)	$62,371	$(71,016)
Weighted average shares outstanding (denominator)	4,136,688	4,097,688
Loss per share amount	$0.02	$(0.02)

Common stock warrants have not been included as their effect is antidilutive.

        g.  Recent Accounting Pronouncements

In February, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments.  SFAS No. 155 eliminates the temporary exemption of bifurcation requirements to securitized financial assets, contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  As a result, similar financial instruments are accounted for similarly regardless of the form of the instruments.  In addition, in instances where a derivative would otherwise have to be bifurcated, SFAS No. 155 allows a preparer on an instrument-by-instrument basis to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to remeasurement.  The adoption of SFAS No. 155 has not materially affected the Company’s operations, financial condition or cash flows.

In March, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing

        CANCER THERAPEUTICS, INC.

        Notes to the Financial Statements

        May 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

of Financial Assets and Extinguishments of Liabilities.  The pronouncement establishes standards whereby servicing assets and servicing liabilities are initially measured at fair value, where applicable.  In addition, SFAS No. 156 allows subsequent measurement of servicing assets and liabilities at fair value, and where applicable, derivative instruments used to mitigate risks inherent with servicing assets and liabilities are likewise measured at fair value.  The adoption of SFAS No. 156 has not materially affected the Company’s operations, financial condition, or cash flows.

In March, 2006, the FASB issued Interpretation No. 48, (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return.  Accordingly, tax positions are analyzed to determine whether it is more likely than not they will be sustained when examined by the appropriate tax authority.  Positions that meet the more-likely-than-not criteria are measured to determine the amount of benefit to be recognized, whereas those positions that do not meet the more-likely-than-not criteria are derecognized in the financial statements.  The adoption of FIN 48 has not materially affected the Company’s operations, financial condition, or cash flows.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements.  The adoption of SFAS No. 157 has not materially affected the Company’s operations, financial condition, or cash flows.

In September, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year of change through comprehensive income.  In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.   The adoption of SFAS No. 158 has not materially affected the Company’s operations, financial condition, or cash flows.

h.      Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, “Accounting for Income Taxes.”  Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.  In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion, of such deferred tax assets would not be realized.  A full allowance against deferred tax assets was provided as of May 31, 2007.

At May 31, 2007, the Company had net operating loss carryforwards of approximately $3,000,000 that may be offset against future taxable income through 2027.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

        CANCER THERAPEUTICS, INC.

        Notes to the Financial Statements

        May 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

i.      Checks Written in Excess of Cash in Bank

Under the Company’s cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes.  Additionally, at times banks may temporarily lend funds to the Company by paying out more funds than are in the Company’s account.  These overdrafts are included as a current liability in the balance sheet.

NOTE 3 -RELATED PARTY TRANSACTIONS

The Company has been dependent upon certain individuals, officers, stockholders and other related parties to provide working capital, management services, assistance in finding new sources for debt and equity financing, and guidance in the development of the Company’s business.  The related parties have generally provided services and/or incurred expenses on behalf of the Company or have provided the necessary operating capital to continue pursuing its business.  At May 31, 2007, the Company had related party payables of $84,071 plus accrued interest of $9,291.  These amounts are payable to stockholders of the Company and are without terms.

NOTE 4 - ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses balance includes accrued interest of $98,625 as of May 31, 2007. This interest primarily relates to notes and loans payable.

During 2002, the Internal Revenue Service (IRS) placed a tax lien against the Company and the Company entered into a structured settlement with the IRS in connection with unpaid payroll taxes during 1999 and 2000 in the amount of $42,691, exclusive of penalties and interest.  The tax lien covers all of the assets of the Company.  This lien gives the IRS priority over other creditors in the event of bankruptcy or dissolution.  The settlement calls for a payment of $1,000 per month until the settlement amount is paid in full.  As of May 31, 2007, the total amount owing the IRS on this settlement is $3,599 and is included in accounts payable and accrued expenses.

In addition to the above IRS settlement the Company also has accrued but not paid payroll taxes for the fiscal years ended May 31, 2007, 2006 and 2005 in the amount of $42,249.  As of May 31, 2007, the Company has accrued an additional $13,652 as an estimate of penalties and interest relating to this balance.  Both of these amounts are included in accounts payable and accrued expenses.

NOTE 5 -EQUITY TRANSACTIONS

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized.  As of May 31, 2007, no rights or preferences have been designated and no preferred shares have been issued.

        CANCER THERAPEUTICS, INC.

        Notes to the Financial Statements

        May 31, 2007 and 2006

NOTE 5 - EQUITY TRANSACTIONS (Continued)

During October 2006, the Company issued 60,000 shares of common stock for $30,000 cash, or $.50 per share.

NOTE 6 - FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company.  SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The following methods and assumptions were used to estimate fair value:

The carrying amount of cash equivalents, accounts payable and accrued expenses approximate fair value due to their short-term nature.

NOTE 7 - NOTES PAYABLE – RELATED PARTIES

The Company has notes payable due to related parties consisting of the following:
May 31, 2007
Notes payable to an individual, 6% interest, Due on demand, unsecured	104,944
Notes payable to a company, 8% interest, Matured July 31, 2006, unsecured, in default	29,500
Note payable to an individual, 9% interest, Due on demand, unsecured	25,000
Total Notes Payable – Related Parties Less: Current Portion	159,444 (159,444)
Long Term Notes Payable – Related Parties	-

NOTE 8 - NOTES PAYABLE

The Company has notes payable consisting of the following:
May 31, 2007
Note payable to a bank, 6.0% interest, Matured December 31, 2005, secured By tangible and intangible assets of the Company , in default	50,000
Total Notes Payable Less: Current Portion	50,000 (50,000)
Long-Term Notes Payable	-

        CANCER THERAPEUTICS, INC.

        Notes to the Financial Statements

        May 31, 2007 and 2006

NOTE 9 - CONTINGENCIES

Food and Drug Administration

The Company is subject to extensive Federal laws and regulations.  These laws, which are constantly changing, regulate various therapies through the Food and Drug Administration (“FDA”).  However, the Company provides various cellular therapies for which regulations have been vague or nonexistent.  Management continuously monitors activities of the FDA, particularly with regard to regulations concerning the use of autologous cells.  Although management feels the Company is in compliance with existing FDA regulations, new regulations, if any, developed in the area of autologous cells, or differing interpretations of existing regulations by the FDA, could have a material effect on the Company’s operations.  Presently, such effect, if any, cannot be determined.

Office Space

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

Unregistered Spin-Off

The Company has become aware that it may have been in violation of the Securities Act of 1933 (the “Act”) due to its spin-off from Immune Complex Corporation (“ICC”) during 2000 which was not registered under the Act.  During the liquidation of the assets of ICC the shares of Cancer Therapeutics, Inc. (“CTI”) (a then wholly-owned subsidiary of ICC) were distributed to the shareholders of ICC on a pro rata basis for a total of 447,688 shares.  These spin-off shares were not registered under the Act.  Management is currently evaluating this potential violation and its possible impacts which may include rescission of the spin-off of CTI from ICC by the shareholders and fair market value compensation to the shareholders.  The Company’s management and legal counsel believes that the potential liability could range from $0.03 to $0.05 per spin-out share or $13,431 to $22,384, respectively.  No amount has been accrued in the financial statements for this potential loss due to the uncertainty of the outcome at the present time.

NOTE 10 - COMMON STOCK WARRANTS

During 2004 the Company issued warrants to purchase 1,300,000 shares of common stock.  The following schedules summarize the changes during the year and the warrants issued and outstanding at May 31, 2007:

Outstanding May 31, 2006	1,300,000
Issued	-
Exercised	-
Cancelled	(1,300,000)
Outstanding May 31, 2007	1,300,000

        CANCER THERAPEUTICS, INC.

        Notes to the Financial Statements

        May 31, 2007 and 2006

NOTE 10 - COMMON STOCK WARRANTS (Continued)

Weighted average exercise price of warrants Outstanding as of May 31, 2007	-

NOTE 11 – GAIN ON SETTLEMENT OF DEBT

During the year ended May 31, 2007, the Company settled with a note holder which held a promissory note for $110,000.  Accrued interest on the note was $33,600 at the time of settlement.  The Company paid $2,000 to settle the debt resulting in a gain on the settlement of debt in the amount of $141,600.

NOTE 12 - GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the financial statements, the Company has incurred losses of approximately $3,000,000 from inception of the Company through May 31, 2007.  The Company’s stockholders’ deficit at May 31, 2007 was $471,953 and its current liabilities exceeded its current assets by the same amount.  These factors combined raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

The Company’s management is exploring all of its options so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months.  As a part of this plan, management has transformed into a publicly traded entity with increased access to public markets.  Management believes that its business model has significant potential as long as extra working capital is received through operations and/or business development.

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

NOTE 13 – SUBSEQUENT EVENT

On June 1, 2007, the Company created a newly formed subsidiary, Cancer Therapeutics, Inc., a Utah corporation (“CTI Utah”) which had 100 shares issued and outstanding upon incorporation.  As part of this transaction, certain assets of the Company were transferred to CTI Utah.  Effective July 31, 2007, the Company received 28,211 shares of its common stock held by Dr. Robert Oldham (“CTI Shares”).  In consideration of the CTI shares, Dr. Oldham has accepted from the Company 100 shares of common stock of CTI Utah.  These 100 shares represent all of the outstanding shares of the Utah corporation.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A:  CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14(c) of the Securities Exchange Act of 1934) as of May 31, 2007 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended May 31, 2007, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

ITEM 8B:  OTHER INFORMATION

None.

PART III

ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON
AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT.

Pursuant to the Company's Delaware Certificate of Incorporation and Bylaws, the Company's Board of Directors (the "Board") serve for one year terms.  The term of office of the members of the Board will expire at the next annual shareholders meeting.  No annual shareholders’ meeting is planned for the year 2008.

Directors and Executive Officers

Name	Age	Position(1)
Robert K. Oldham, M.D.	62	Former Chief Executive Officer and Former Director (fiscal year 2007)
Michael Low	50	Secretary and Former Director (fiscal year 2007)
Chene Gardner	43	Chief Executive Officer (appointed fiscal year 2008), Chief Financial Officer and Director

(1)           Officers hold their position at the pleasure of the board of directors, absent any employment agreement.

Robert K. Oldham, M.D., age 62, is the former Chief Executive Officer of Cancer Therapeutics and former member of the Cancer Therapeutics board of directors.  Dr. Oldham was the Chief Executive Officer of Cancer Therapeutics from 1991 until July, 2007.  He was appointed to the board of directors of Cancer Therapeutics since the inception of Cancer Therapeutics and resigned from the board of directors on July, 2007.  Prior to his association with Cancer Therapeutics, from 1975 to 1980, Dr. Oldham was a research-oriented medical oncoligist at Vanderbilt University and the National Cancer Institute.  He has published a variety of papers on the use of activated cells and has extensive expertise in the development and use of monoclonal antibodies for cancer therapy.  From June 2002 to December, 2002, Dr. Oldham was a scientific consultant to Xcyte Therapies, Inc., a biotechnology company which commercializes cancer therapeutic products.  Until recently, from April, 2002 thru October, 2004, Dr. Oldham served as a scientific consultant to Cell Genesys Inc., (Foster City, California) a company that develops and commercializes biological therapies for cancer.  Dr. Oldham currently serves as a scientific consultant to NycoMed-Amersham, a British health care company, and as Consulting Medical Director of CBA Pharma, (Lexington, Kentucky), a company that develops and distributes biopharmaceutical products.  He also serves as Associate Medical Director of the Singletary Oncology Center, in Thomasville Georgia.  Dr. Oldham is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.  Dr. Oldham spends approximately 35 business hours per month working for Cancer Therapeutics.

Michael Low, age 50, was a member of the Cancer Therapeutics, Inc. board of directors from August 2004 until July 2007 and serves as corporate secretary.  In addition to his association with Cancer Therapeutics, since March 2003, Mr. Low has been Chief Executive Officer for Advisory Services, founder and executive director of Healthcare Enterprise Group PLC, an international healthcare products distribution company, with a strategic focus on specialized, high-value products and markets.   Based in

London, Healthcare Enterprise Group PLC is listed on the Alternative Investment Market of the London Stock Exchange and is the parent corporation of Healthcare Enterprise Group, Inc., in which Mr. Low has served as the Chief Executive Officer since November 1998.  Healthcare Enterprise Group, Inc. is a healthcare advisory company based in Los Angeles.  Mr. Low holds a Masters degree in Public Administration from the University of Southern California.  Mr. Low is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.  Mr. Low spends approximately 5 hours per month in his position and director and corporate secretary for Cancer Therapeutics.

Chene Gardner, age 43, is the Chief Executive Officer and Chief Financial Officer of Cancer Therapeutics and a member of the Cancer Therapeutics board of directors.  Mr. Gardner was appointed as Chief Executive Officer of Cancer Therapeutics July, 2007.  Mr. Gardner was appointed to the board of directors of Cancer Therapeutics in August, 2004 for a one-year terms.  Mr. Gardner has served as Chief Financial Officer to Cancer Therapeutics since May, 2004.  Mr. Gardner has served as interim Chief Financial Officer for Novabiogentics, Inc. since June, 2006.  Mr. Gardner has served as CEO and director of Global Network, Inc. since May, 2005.  Mr. Gardner served as the Chief Financial Officer of Synerteck Incorporated from March, 2001 until December, 2005.  Mr. Gardner has served as the Financial Controller of SportsNuts, Inc. since March, 2001.  SportsNuts, is a sports management and marketing company.  Prior to his association with SportsNuts, from January, 1997 to September, 1999, Mr. Gardner served as Financial Manager for Aluminum Builders, Inc., a producer of various home improvement items.  Mr. Gardner also has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries.  Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University.  Mr. Gardner not a director of any other companies which file reports pursuant to the Securities Exchange Act of 1934.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors during 2006, the Board held no meetings during the fiscal year ended May 31, 2007.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

For the 2007 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10:  EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal years ended May 31, 2007, 2006 and 2005 of Robert K. Oldham, M.D., our Chief Executive Officer, and John D. Thomas, our Corporate Counsel.  No other executive officers of Cancer Therapeutics received more than $100,000 in total salary and bonus during these periods.  Although Cancer Therapeutics may, in the future, adopt a stock option plan or a stock bonus plan, no such plans exist.  We did not issue any shares, options, units, or other rights to any of our executive officers during the fiscal year ended May 31, 2006.

Summary Compensation Table

Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
Chene Gardner Current CEO and CFO	2007 2006 2005	$ 0 0 0	$ 0 0 0	$ 0 0 0	$ 0 0 0	0 0 0	0 0 0	$ 0 0 0
Robert K. Oldham, M.D. Former CEO	2007 2006 2005	$ 0 0 0	$ 0 0 0	$ 0 0 0	$ 0 0 0	0 0 0	0 0 0	$ 0 0 0
John D. Thomas(1) Corporate Counsel	2006 2005 2004	$ 0 0 0	$ 0 0 0	$ 0 0 487,500	$ 0 0 0	0 0 0	0 0 0	$ 0 0 0

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

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of Cancer Therapeutics’ common stock as of August 28, 2007, by (i) each person (or group of affiliated persons) who is known by us to beneficially own more that 5% of the outstanding shares of our common stock, (ii) each director and executive officer of Cancer Therapeutics, and (iii) all executive officers and directors of Cancer Therapeutics as a group.  Unless indicated otherwise, the address for each officer, director and 5% stockholder is c/o Cancer Therapeutics, Inc., 210 West Hansell Street, Thomasville, Georgia 31792.

	Common Stock,
Directors, Executive Officers and 5% Stockholders	Number	Percent of Class(1)
Robert K. Oldham, M.D. (2)	428,211	10.30%
Healthcare Enterprise Group, Inc. (4)	1,700,000	40.89%
Michael Low	0	0%
Chene Gardner(5)	1,000,000	24.05%
David L. Ross(6)	1,300,000	31.27%
Kenneth I. Denos(7)	400,000	9.62%
Kenneth I. Denos, P.C. (8)	400,000	9.62%
Lyndon Gaborit(9)	1,850,000	44.49%
All Officers and Directors as a Group (3 Persons)	3,128,211	57.95%

(1) For each shareholder, the calculation of percentage of beneficial ownership prior to this offering is based upon 4,157,688 shares of common stock outstanding and shares of common stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights.  The percentage ownership of any shareholder is determined by assuming that the shareholder did not purchase any shares in this offering and has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.  Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Former Chief Executive Officer and Director.  Includes 428,211 shares of common stock held directly by Dr. Oldham.

(3) Secretary and Former Director.

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

(5) Chief Executive Officer, Chief Financial Officer and Director.  Includes 1,000,000 shares of common stock held directly by Mr. Gardner.

(6) Principal Shareholder.  Includes 1,300,000 shares of common stock held directly by Mr. Ross.

(7) Principal shareholder.  Includes 400,000 shares of common stock held by Kenneth I. Denos, P.C. of which Mr. Denos is the President and sole shareholder.

(8) Principal shareholder.  Includes 400,000 shares of common stock held directly by Kenneth I. Denos, P.C.

(9) Principal shareholder.  Includes 150,000 shares of common stock held by LG Investment Trust, a family trust formed for the benefit of immediate family members of Mr. Gaborit, and 400,000 shares of common stock held by Healthcare Enterprise Group, Inc. of which Mr. Gaborit serves as CEO and a member of the board of directors.  Also includes 1,300,000 shares of common stock issuable upon exercise of warrants held by Healthcare Enterprise Group that are not currently exercisable but will become exercisable within 60 days.

(b) Securities Authorized for Issuance Under Equity Compensation Plans.

The Company does not currently have an Equity Compensation Plan.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 28, 2004, we issued and sold 200,000 shares of our common stock, together with a warrant to acquire 1,300,000 shares of our common stock at an aggregate purchase price of $25,000, to Healthcare Enterprise Group, Inc., in exchange for $75,000 in cash proceeds.  Healthcare Enterprise Group is a principal shareholder of Cancer Therapeutics and Michael Low, a former director and Secretary of Cancer Therapeutics, was the Chief Executive Officer of Healthcare Enterprise Group on the date of the share sale.  Assuming the warrant is exercised, the average purchase price of the shares acquired was $0.067 per share.

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

On September 15, 2004, we issued 400,000 shares of our common stock pursuant to the conversion of a promissory note for $125,000 issued by Cancer Therapeutics in 2001 to Robert K. Oldham, M.D., our former Chief Executive Officer.  The value of our shares for purposes of this conversion was $0.313 per share.  After the conversion of this promissory note, notes payable to related parties was reduced from

$364,944 to $239,944.  There are no obligations in default of these notes payable to related parties.  We are currently in negotiations to extend the terms of these notes payable.

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

The transactions described above were, in each case, independently negotiated and approved by a majority of our disinterested directors.  The valuations of our shares in each issuance during 2004 were determined by our board of directors, taking into account the perceived tangible and intangible benefits of the services provided, debt forgiven, and association with Cancer Therapeutics, including the fact that Cancer Therapeutics was, at the time of issuance, a privately-held company with minimal revenues, assets, and significant negative shareholder equity.  We recorded the expenses related to the issuance of shares for services during the periods incurred.  This disclosure of certain relationships and related transactions is complete and updated through August 28, 2007.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Documents Filed as a Part of this Report

(1)	Financial Statements

See “Item 7 - Financial Statements Required by Form 10-KSB.”

(2)	Financial Statement Schedules

The following Financial Statement Schedules of the Company, together with the report of
Bouwhuis Morrill & Company, LLC, the Company’s independent accountants, thereon are filed as part of this Report on Form 10-KSB as listed below and should be read in conjunction with the consolidated financial statements of the Company:

Report of Bouwhuis Morrill & Company, LLC, Independent Accountants, on Financial Statement Schedules.

(3)	Exhibits

See “Index to Exhibits.”

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended May 31, 2007.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Bouwhuis, Morrill & Company, LLC, our current independent auditor, (“BMC”) for the audit of the Company’s annual financial statements for the years ended May 31, 2007 and 2006, and all fees billed for other services rendered by BMC during those periods.

Year Ended May 31	2007	2006

Audit Fees(1)	9,000	$ 9,350
Audit-Related Fees(2)	2,250	2,031
Tax Fees(3)	0	0
All Other Fees(4)	_______0_____	___________0__

Total Accounting Fees and Services	11,250	$ 11,381

  (1) Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-KSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.  The amounts shown for BMC in 2006 relate to the audit of the Company’s annual financial statements for the fiscal year ended May 31, 2005.  The amounts shown for BMC in 2007 relate to the audit of the Company’s annual financial statements for the fiscal year ended May 31, 2006.

  (2)  Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company’s financial statements.

  (3) Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

  (4) All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Cancer Therapeutics, Inc., a Delaware corporation. (1)
3.2	Bylaws of Cancer Therapeutics, Inc., a Delaware corporation. (2)
4.1	Form of Common Stock Certificate. (3)
5.1	Opinion of Kenneth I. Denos, P.C., Attorney at Law (including consent). (4)
10.1	Warrant Issued to Healthcare Enterprise Group, Inc. (5)
10.2	Engagement Agreement between the Registrant and John Thomas, Esq. (6)
10.3	Accounting Services Agreement between the Registrant and Chene C. Gardner (7)
10.4	Engagement Agreement between the Registrant and Kenneth I. Denos, P.C. (8)
10.5	Advisory Agreement between the Registrant and Industrial Management & Equity Limited (9)
10.6	Form of Subscription Agreement between Cancer Therapeutics and Investors (10)
10.7	Escrow Agreement (11)
10.8	Summary of Oral Agreement between the Registrant and Robert K. Oldham (12)
10.9	Summary of Oral Agreement between the Registrant and Walter Lewko (13)
10.10	Appointment Letter for Mike K. Low (14)
10.11	Specimen Contract with John D. Archibold Memorial Hospital, Inc. (15)
23.1	Consent of Bouwhuis, Morrill and Company, LLC. (16)
23.2	Consent of Kenneth I. Denos, P.C. (Filed as part of Exhibit 5.1). (17)
99.1	Senate Bill 341 (18)
99.2	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.3	Certification by Chief Executive Officer and Chief Financial Officer, Robert Oldham, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(7)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(8)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(9)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(10)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(11)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(12)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(13)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(14)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(15)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(16)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(17)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(18)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 28, 2007                                                                                     By:/s/ Chene Gardner
Chene Gardner
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chene Gardner	Director, Chief Executive Officer and Chief Financial Officer	August 28, 2007