Form 10QSB
period 2007-08-31
CANCER THERAPEUTICS INC
filed 2007-10-15
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-QSB

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended August 31, 2007

OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 333-119915

CANCER THERAPEUTICS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	20-1499421
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10757 South River Front Pkwy, Suite 125
South Jordan, Utah	84095
(Address of Principal Executive Offices)	(Zip Code)

(801) 816-2533
Issuer’s Telephone Number, Including Area Code

210 West Hansell Street, Thomasville, Georgia, 31792
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of October 2, 2007, the Company had outstanding 4,129,477 shares of common stock.

Transitional Small Business Disclosure Format (check one) [  ] Yes [x] No

PART I
FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of August 31, 2007.

ITEM 1.	FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

CANCER THERAPEUTICS, INC.
Balance Sheet

ASSETS
August 31,
2007

CURRENT ASSETS

Cash and cash equivalents	$1,950

Total Current Assets	1,950

TOTAL ASSETS	$1,950

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$171,784
Due to related parties	105,443
Notes payable	50,000
Notes payable - related parties	164,794

Total Current Liabilities	492,021

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000
shares authorized, 4,157,688 shares issued,
4,129,477 shares outstanding	4,158
Additional paid-in capital	2,517,862
Accumulated deficit	(2,997,985)
Common stock held in treasury, 28,211 shares at cost	(14,106)

Total Stockholders' Deficit	(490,071)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,950

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Operations

	For the Three Months Ended
	August 31,
	2007	2006

NET REVENUES	$-	$7,100

OPERATING EXPENSES

General and administrative	1,640	17,759
Professional fees	11,450	11,250
Gain on settlement of debt	-	(141,600)
Gain on sale of assets	(14,106)	-

Total Operating Expenses	(1,016)	(112,591)

INCOME FROM OPERATIONS	1,016	119,691

OTHER EXPENSES

Interest expense	(5,028)	(4,359)

Total Other Expenses	(5,028)	(4,359)

INCOME (LOSS) BEFORE INCOME TAXES	(4,012)	115,332

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$(4,012)	$115,332

BASIC NET INCOME (LOSS) PER SHARE	$(0.00)	$0.03

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	4,148,284	4,097,688

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Cash Flows

	For the Three Months Ended
	August 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(4,012)	$115,332
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Gain on settlement of debt	-	(141,600)
Gain on sale of assets	(14,106)	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Accounts payable and accrued expenses	1,624	17,746
Due to related parties	12,081	3,200

Net Cash Used by Operating Activities	(4,413)	(5,322)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable - related parties	-	(2,000)
Proceeds from notes payable - related parties	5,350	9,000

Net Cash Provided by Financing Activities	$5,350	$7,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	$937	$1,678

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,013	1,552

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,950	$3,230

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$421	$231
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Notes to the Financial Statements
August 31, 2007

NOTE 1	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10KSB filed on August 30, 2007.  Operating results for the three months ended August 31, 2007 are not necessarily indicative of the results to be expected for the year ending May 31, 2008.

NOTE 2                 GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007, the Company’s stockholders’ deficit was $471,953 and had a working capital deficit, continued losses, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

The Company’s management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months.  The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.  No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

NOTE 3                 DISPOSITION OF OPERATING ASSETS

Effective July 31, 2007, the Company sold all of its operating assets to a shareholder in exchange for the return of 28,211 shares of common stock which are now held in Treasury.  This transaction resulted in a gain on the sale of assets in the amount of $14,106 as shown on the statement of operations.

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

Overview

On July 31, 2007, the Company sold all operating assets to a shareholder of the Company.  This transaction resulted in the Company becoming a shell (as defined in Rule 12b-2 of the Exchange Act).

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the Periods ended August 31, 2007and 2006.  The operations of the Company are continually decreasing as it has entered into shell status.

Revenues.  Cancer Therapeutics generated net revenues of $-0- during the three months ended August 31, 2007, compared to $7,100 in net revenues for the three months ended August 31, 2006.  As the Company has entered into shell status, revenues are expected to be at or near zero for the foreseeable future.

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

General and Administrative Expenses.  Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses.  General and administrative expenses for the three months ended August 31, 2007 was $1,640, compared to $17,759 during the three months ended August 31, 2006.  The decrease was primarily due to cutting back of payroll related expenses.  Management has made a concerted effort to decrease expenses to a minimum.

Professional Fees.  Our professional fees include outside legal, accounting and other professional fees.  Professional fees for the three months ended August 31, 2007 were $11,450, compared to $11,250 during the three months ended August 31, 2006.  Although the Company is in shell status, accounting and auditing services are continually provided to the company in conjunction with the audits and preparation of the financial statements.

Gain on Settlement of Debt.  During the quarter ended August 31, 2006, the Company settled with a note holder which held a promissory note for $110,000.  Accrued interest on the note was $33,600 at the time of settlement.  The Company paid $2,000 to settle the debt resulting in a gain on the settlement of debt in the amount of $141,600.

Gain on Sale of Assets.  During the quarter ended August 31, 2007, the Company sold certain assets in exchange for stock held by a shareholder.  This resulted in a gain on the sale of assets in the amount of $14,106 which is the corresponding amount held in Treasury stock.

Other Expenses.  Expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company and interest due to the IRS on unpaid payroll taxes.  No change is expected in interest expense until the Company is able to pay down the promissory notes.

Off-Balance Sheet Arrangements.

Cancer Therapeutics is not subject to any off-balance sheet arrangements.

Personnel

Cancer Therapeutics has -0- full-time employees.  However, the CEO and other project-based contract personnel are utilized to carry out our business.  These project-based contract personnel are temporary engagements used to assist us.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of loans, issuance of promissory notes, and from business revenues.  As of August 31, 2007, our primary source of liquidity consisted of $1,950 in cash and cash equivalents.  Cancer Therapeutics has sustained significant net losses which have resulted in an accumulated deficit at August 31, 2007 of $2,997,985.  Our losses raise doubts about our ability to continue the business of Cancer Therapeutics as a going concern.  Our current financial condition is dire.  We have defaulted on several loans, and are currently in settlement with the Internal Revenue Service for unpaid taxes.  Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise.  We had net income of $62,371 for the year ending May 31, 2007, with the gain on the settlement of debt contributing $141,600 in non operating income.  With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues and from the sale of shares pursuant to this offering, we have substantial doubt as to our ability to continue to operate.  We believe our present capital resources are insufficient for ongoing operation.  We cannot assure you that we will be able to raise sufficient funds to further develop and market our services.  Our lack of funds will materially affect Cancer Therapeutics, and may cause us to cease operations.  Consequently, you could incur a loss of your entire investment in Cancer Therapeutics.

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

We have Defaulted Loan Obligations.   We received loans to continue operations as detailed in our financial statements.  These loans are in default or may be in default upon demand by the creditors.  As a result of our default position, these creditors may obtain judgment or other lawful remedies to collect on the debts now or in the future.  We will still need to raise additional capital or increase our business profits to satisfy these creditors.  We cannot assure you that we will be successful in repaying any or all of these creditors.  As of August 31, 2007, the total amount due on these loans was $335,440 which consists of $231,746 of principal and $103,694 of interest.

We Have Consistently Operated at a Loss.  Cancer Therapeutics was organized in 1991 and has consistently operated at a loss, and we cannot assure you that we will be able to operate Cancer Therapeutics profitably.  In the event we are unsuccessful at operating our business profitably, we cannot assure you that Cancer Therapeutics could successfully become involved in any other business venture.  We presently have no plans, commitment, or arrangements with respect to any other potential business venture.

We have no Operating Capital, and We Must Raise Additional Capital to Remain in Business.  We presently have no operating capital and are dependent upon future fundraising efforts to provide the minimum capital necessary to continue our business.  Such fundraising efforts may include the sale of additional shares of Cancer Therapeutics such as is contemplated in this offering or will involve commercial borrowing.  Although we believe that our status as a publicly-traded company will enhance our ability to raise additional capital, our financial condition is dire and we are currently operating with no or very little working capital, and several loan obligations.  We cannot assure you that such our shares will ever be publicly traded and capital will be available to meet the costs of our operations, or that it will be available on acceptable terms.  Even if we raise the maximum amount of fundraising, we will still need to raise additional capital to operate our company.  Presently, our current offering is our sole source of potential funding and we have no commitments or arrangements from commercial lenders or other sources.

Investment Risks

Speculative Investment.  The shares of the Company’s common stock are a speculative investment. To date, the Company has generated substantial losses and has yet to achieve a profit.  If the Company fails to generate profits, it is unlikely that the Company will be able to meet its financial obligations and investors could lose their entire investments.

Securities Class Action Claims Based Upon Price Fluctuation.  Securities class action claims have been brought against issuing companies in the past after volatility in the market price of a company’s securities.  With respect to the Company, such litigation could be very costly and divert the attention of the Company’s management and resources, and any adverse determination in such litigation could also subject the Company to significant liabilities, any or all of which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

No Active Market.  Although the Company’s shares are traded on the NASD Electronic Bulletin Board, the Company believes that the public trading price may be an inaccurate representation of the value of the Company because there is little or no trading volume in the Company’s shares and no analysts or NASD market makers actively follow the Company.

No Dividends.  The Company does not anticipate paying dividends on its Common Stock  in the foreseeable future, and may be restricted from paying dividends in the future pursuant to subsequent financing arrangements.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of August 31, 2007 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended August 31, 2007, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 31, 2002, Cancer Therapeutics entered into a structured settlement with the Internal Revenue Service in connection with unpaid payroll taxes during 1999 and 2000.  We agreed to pay the IRS a total of $42,690.81, exclusive of penalties and interest.  The IRS filed a tax lien in 2002 against Cancer Therapeutics to secure payment of the settlement amount.  The IRS tax lien covered property of Cancer Therapeutics including the Cryobank, equipment, inventory and all of our other assets.  This lien gave the IRS priority over other creditors in the event we experience bankruptcy or dissolution.  The IRS settlement was paid in full during the quarter ended August 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three year period ending August 31, 2007, securities of Cancer Therapeutics were issued as follows:

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

    The following documents are filed as exhibits to this Form 10-QSB:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Cancer Therapeutics, Inc., a Delaware corporation. (1)
3.2	Bylaws of Cancer Therapeutics, Inc., a Delaware corporation. (2)
4.1	Form of Common Stock Certificate. (3)
5.1	Opinion of Kenneth I. Denos, P.C., Attorney at Law (including consent). (4)
10.1	Warrant Issued to Healthcare Enterprise Group, Inc. (5)
10.2	Engagement Agreement between the Registrant and John Thomas, Esq. (6)
10.3	Accounting Services Agreement between the Registrant and Chene C. Gardner (7)
10.4	Engagement Agreement between the Registrant and Kenneth I. Denos, P.C. (8)
10.5	Advisory Agreement between the Registrant and Industrial Management & Equity Limited (9)
10.6	Form of Subscription Agreement between Cancer Therapeutics and Investors (10)
10.7	Escrow Agreement (11)
10.8	Summary of Oral Agreement between the Registrant and Robert K. Oldham (12)
10.9	Summary of Oral Agreement between the Registrant and Walter Lewko (13)
10.10	Appointment Letter for Mike K. Low (14)
10.11	Specimen Contract with John D. Archibold Memorial Hospital, Inc. (15)
23.1	Consent of Bouwhuis, Morrill and Company, LLC. (16)
23.2	Consent of Kenneth I. Denos, P.C. (Filed as part of Exhibit 5.1). (17)
99.1	Senate Bill 341 (18)

99.2	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.4	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(7)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(8)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(9)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(10)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(11)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(12)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(13)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(14)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(15)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(16)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(17)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(18)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.

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
                                                                Chief Executive Officer