Form 10QSB
period 2007-11-30
CANCER THERAPEUTICS INC
filed 2008-01-14
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-QSB

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended November 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of January 8, 2008, the Company had outstanding 4,129,477 shares of common stock.

Transitional Small Business Disclosure Format (check one) [  ] Yes [x] No

PART I

FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of November 30, 2007.

ITEM 1.	FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

CANCER THERAPEUTICS, INC.
Balance Sheet
(Unaudited)

ASSETS
November 30,
2007

CURRENT ASSETS

Cash and cash equivalents	$551

Total Current Assets	551

TOTAL ASSETS	$551

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$178,290
Due to related parties	106,407
Notes payable	50,000
Notes payable - related parties	165,344

Total Current Liabilities	500,041

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000
shares authorized, 4,157,688 shares issued,
4,129,477 shares outstanding	4,158
Treasury stock	(14,106)
Additional paid-in capital	2,517,862
Accumulated deficit	(3,007,404)

Total Stockholders' Deficit	(499,490)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$551

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006

NET REVENUES	$75	$5,275	$75	$12,375

OPERATING EXPENSES

General and administrative	1,686	18,518	3,328	36,277
Professional fees	3,000	3,228	14,450	14,478

Total Operating Expenses	4,686	21,746	17,778	50,755

LOSS FROM OPERATIONS	(4,611)	(16,471)	(17,703)	(38,380)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	-	-	-	141,600
Gain on sale of assets	-	-	14,106	-
Interest expense	(4,807)	(4,405)	(9,834)	(8,764)

Total Other Income (Expenses)	(4,807)	(4,405)	4,272	132,836

INCOME (LOSS) BEFORE INCOME TAXES	(9,418)	(20,876)	(13,431)	94,456

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(9,418)	$(20,876)	$(13,431)	$94,456

BASIC NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.01)	$(0.00)	$0.02

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	4,129,477	4,134,611	4,138,880	4,116,049

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	November 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(13,431)	$94,456
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Gain on settlement of debt	-	(141,600)
Gain on sale of assets	(14,106)	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Accounts payable and accrued expenses	8,130	13,939
Due to related parties	13,045	3,100

Net Cash Used by Operating Activities	(6,362)	(30,105)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable - related parties	-	(2,000)
Proceeds from notes payable - related parties	5,900	9,000
Proceeds from issuance of common stock	-	30,000

Net Cash Provided by Financing Activities	$5,900	$37,000

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	$(462)	$6,895

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,013	1,552

CASH AND CASH EQUIVALENTS, END OF PERIOD	$551	$8,447

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$574	$4,675
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Notes to the Financial Statements
November 30, 2007

NOTE 1	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10KSB filed on August 30, 2007.  Operating results for the six months ended November 30, 2007 are not necessarily indicative of the results to be expected for the year ending May 31, 2008.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periodsended November 30, 2007and 2006.  The operations of the Company are continually decreasing as it has entered into shell status.

Revenues.  Cancer Therapeutics generated net revenues of $75 during the six monthsended November 30, 2007, compared to $12,375 in net revenues for the sixmonths ended November 30, 2006.  As the Company has entered into shell status, revenues are expected to be at or near zero for the foreseeable future.

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

General and Administrative Expenses.  Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses.  General and administrative expenses for the six months ended November 30, 2007was $3,328, compared to $36,277 during the sixmonths ended November 30, 2006.  As the Company has entered into shell status, all expenses are expected to continue to decrease and approach zero for the foreseeable future.  Management has made a concerted effort to decrease expenses to a minimum.

Professional Fees.  Our professional fees include outside legal, accounting and other professional fees.  Professional fees for the six months ended November 30, 2007were $14,450, compared to $14,478 during the sixmonths ended November 30, 2006.  Although the Company is in shell status, accounting and auditing services are continually provided to the company in conjunction with the audits and preparation of the financial statements.

Gain on Settlement of Debt.  During the six months ended November 30, 2006, the Company settled with a note holder which held a promissory note for $110,000.  Accrued interest on the note was $33,600 at the time of settlement.  The Company paid $2,000 to settle the debt resulting in a gain on the settlement of debt in the amount of $141,600.

Gain on Sale of Assets.  During the six months ended November 30, 2007, the Company sold certain assets in exchange for stock held by a shareholder.  This resulted in a gain on the sale of assets in the amount of $14,106 which is the corresponding amount held in Treasury stock.

Other Expenses.  Expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company and interest due to the IRS on unpaid payroll taxes.  Interest expense for the six months ended November 30, 2007, was $9,834 compared to $8,764 during the six months ended November 30, 2006.  No major change is expected in interest expense until the Company is able to pay down the promissory notes.

Off-Balance Sheet Arrangements.

Cancer Therapeutics is not subject to any off-balance sheet arrangements.

Personnel

Cancer Therapeutics has -0- full-time employees.  However, the CEOand other project-based contract personnel are utilizedto carry out our business.  These project-based contract personnel are temporary engagements used to assist us.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of loans, issuance of promissory notes, and from business revenues.  As of November 30, 2007, our primary source of liquidity consisted of $551 in cash and cash equivalents.  Cancer Therapeutics has sustained significant net losses which have resulted in an accumulated deficit at November 30, 2007of $3,007,404.  Our losses raise doubts about our ability to continue the business of Cancer Therapeutics as a going concern.  Our current financial condition is dire.  We have defaulted on several loans, and are currently in settlement with the Internal Revenue Service for unpaid taxes.  Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise.  We hadnet income of $62,371 for the year ending May 31, 2007, with the gain on the settlement of debt contributing $141,600 in non operating income.  With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues and from the sale of shares pursuant to this offering, we have substantial doubt as to our ability to continue to operate.  We believe our present capital resources are insufficient for ongoing operation.  We cannot assure you that we will be able to raise sufficient funds to further develop and market our services.  Our lack of funds will materially affect Cancer Therapeutics, and may cause us to cease operations.  Consequently, you could incur a loss of your entire investment in Cancer Therapeutics.

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

We have Defaulted Loan Obligations.   We received loans to continue operations as detailed in our financial statements.  These loans are in default or may be in default upon demand by the creditors.  As a result of our default position, these creditors may obtain judgment or other lawful remedies to collect on the debts now or in the future.  We will still need to raise additional capital or increase our business profits to satisfy these creditors.  We cannot assure you that we will be successful in repaying any or all of these creditors.  As of November 30, 2007, the total amount due on these loans was $340,645which consists of $232,296of principal and $108,349 of interest.

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

ITEM 3.                       CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of November 30, 2007 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended November 30, 2007, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three year period ending November 30, 2007, securities of Cancer Therapeutics were issued as follows:

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS:

The following documents are filed as exhibits to this Form 10-QSB:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Cancer Therapeutics, Inc., a Delaware corporation. (1)
3.2	Bylaws of Cancer Therapeutics, Inc., a Delaware corporation. (2)
4.1	Form of Common Stock Certificate. (3)
5.1	Opinion of Kenneth I. Denos, P.C., Attorney at Law (including consent). (4)
10.1	Warrant Issued to Healthcare Enterprise Group, Inc. (5)
10.2	Engagement Agreement between the Registrant and John Thomas, Esq. (6)
10.3	Accounting Services Agreement between the Registrant and Chene C. Gardner (7)
10.4	Engagement Agreement between the Registrant and Kenneth I. Denos, P.C. (8)
10.5	Advisory Agreement between the Registrant and Industrial Management & Equity Limited (9)
10.6	Form of Subscription Agreement between Cancer Therapeutics and Investors (10)
10.7	Escrow Agreement (11)
10.8	Summary of Oral Agreement between the Registrant and Robert K. Oldham (12)
10.9	Summary of Oral Agreement between the Registrant and Walter Lewko (13)
10.10	Appointment Letter for Mike K. Low (14)
10.11	Specimen Contract with John D. Archibold Memorial Hospital, Inc. (15)
23.1	Consent of Bouwhuis, Morrill and Company, LLC. (16)
23.2	Consent of Kenneth I. Denos, P.C. (Filed as part of Exhibit 5.1). (17)
99.1	Senate Bill 341 (18)
99.2	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.3	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(7)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(8)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(9)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(10)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(11)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(12)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(13)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(14)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(15)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(16)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(17)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(18)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANCER THERAPEUTICS, INC.

Date: _January 14, 2008____________                                    BY: /S/ Chene Gardner_____________________
Chene Gardner
Chief Executive Officer