Form 10QSB
period 2008-02-29
CANCER THERAPEUTICS INC
filed 2008-04-14
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-QSB

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended February 29, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ x ]No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ x ]No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [   ]  No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of April 14, 2008, the Company had outstanding 4,129,477 shares of common stock.

Transitional Small Business Disclosure Format (check one) [  ] Yes  [x] No

PART I

FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of February 29, 2008.

ITEM 1.	FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

CANCER THERAPEUTICS, INC.
Balance Sheet
(Unaudited)

ASSETS
February 29,
2008

CURRENT ASSETS

Cash and cash equivalents	$680

Total Current Assets	680

TOTAL ASSETS	$680

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$183,198
Due to related parties	108,381
Notes payable	50,000
Notes payable - related parties	165,994

Total Current Liabilities	507,573

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000
shares authorized, 4,157,688 shares issued,
4,129,477 shares outstanding	4,158
Treasury stock	(14,106)
Additional paid-in capital	2,517,862
Accumulated deficit	(3,014,807)

Total Stockholders' Deficit	(506,893)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$680

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 29,		February 29,
	2008	2007	2008	2007

NET REVENUES	$-	$2,515	$75	$14,890

OPERATING EXPENSES

General and administrative	68	11,313	3,396	47,590
Professional fees	2,250	2,250	16,700	16,728

Total Operating Expenses	2,318	13,563	20,096	64,318

OTHER INCOME (EXPENSES)

Gain on settlement of debt	-	-	-	141,600
Gain on sale of assets	-	-	14,106	-
Interest expense	(5,084)	(4,671)	(14,919)	(13,435)

Total Other Income (Expenses)	(5,084)	(4,671)	(813)	128,165

INCOME (LOSS) BEFORE INCOME TAXES	(7,402)	(15,719)	(20,834)	78,737

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(7,402)	$(15,719)	$(20,834)	$78,737

BASIC NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.01)	$0.02

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	4,129,477	4,134,611	4,138,880	4,116,049

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	February 29,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(20,834)	$78,737
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Gain on settlement of debt	-	(141,600)
Gain on sale of assets	(14,106)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	13,038	20,134
Due to related parties	15,019	1,400

Net Cash Used by Operating Activities	(6,883)	(41,329)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable - related parties	-	(2,000)
Proceeds from notes payable - related parties	6,550	12,500
Proceeds from issuance of common stock	-	30,000

Net Cash Provided by Financing Activities	$6,550	$40,500

NET DECREASE IN CASH AND CASH
EQUIVALENTS	$(333)	$(829)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,013	1,552

CASH AND CASH EQUIVALENTS, END OF PERIOD	$680	$723

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$574	$4,675
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Notes to the Financial Statements
February 29, 2008

NOTE 1	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10KSB filed on August 30, 2007.  Operating results for the nine months ended February 29, 2008 are not necessarily indicative of the results to be expected for the year ending May 31, 2008.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended February 29, 2008 and 2007.  The operations of the Company are continually decreasing as it has entered into shell status.

Revenues.  Cancer Therapeutics generated net revenues of $75 during the nine months ended February 29, 2008, compared to $14,890 in net revenues for the nine months ended February 29, 2007.  As the Company has entered into shell status, revenues are expected to be at or near zero for the foreseeable future.

Potential Liability for a Violation of the Securities Act of 1933.  Some of our shareholders received their shares as a result of the liquidation of Immune Complex Corporation.  The shares received were not registered under the Securities Act and did not qualify for an exemption there from.  447,688 shares were received by 132 shareholders as a result of the liquidation of Immune Complex Corporation.  Consequently, we may be liable to each of our shareholders who received shares of Cancer Therapeutics in connection with this liquidation.  We may be required to rescind the transaction in which the shares of Cancer Therapeutics were distributed to our shareholders, and may also be required to compensate these shareholders.  Our management has estimated the potential liability of Cancer Therapeutics in this respect at $.03 to $.05 per share at the time of distribution which equates to a potential liability of $13,431 to $22,384.  This was the estimated value of Cancer Therapeutics at the time of distribution as determined by our board of directors.  The shareholders who received shares did not pay any consideration for their shares.  We have noted this estimated potential liability in the notes to our financial statements.

General and Administrative Expenses.  Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses.  General and administrative expenses for the nine months ended February 29, 2008 was $3,396, compared to $47,590 during the nine months ended February 29, 2007.  As the Company has entered into shell status, all expenses are expected to continue to decrease and approach zero for the foreseeable future.  Management has made a concerted effort to decrease expenses to a minimum.

Professional Fees.  Our professional fees include outside legal, accounting and other professional fees.  Professional fees for the nine months ended February 29, 2008 were $16,700, compared to $16,728 during the nine months ended February 29, 2007.  Although the Company is in shell status, accounting and auditing services are continually provided to the company in conjunction with the audits and preparation of the financial statements.

Gain on Settlement of Debt.  During the nine months ended February 29, 2007, the Company settled with a note holder which held a promissory note for $110,000.  Accrued interest on the note was $33,600 at the time of settlement.  The Company paid $2,000 to settle the debt resulting in a gain on the settlement of debt in the amount of $141,600.

Gain on Sale of Assets.  During the nine months ended February 29, 2008, the Company sold certain assets in exchange for stock held by a shareholder.  This resulted in a gain on the sale of assets in the amount of $14,106 which is the corresponding amount held in Treasury stock.

Other Expenses.  Expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company and interest due to the IRS on unpaid payroll taxes.  Interest expense for the nine months ended February 29, 2008, was $14,919 compared to $13,435 during the nine months ended February 29, 2007.  No major change is expected in interest expense until the Company is able to pay down the promissory notes.

Off-Balance Sheet Arrangements.

Cancer Therapeutics is not subject to any off-balance sheet arrangements.

Personnel

Cancer Therapeutics has -0- full-time employees.  However, the CEO and other project-based contract personnel are utilized to carry out our business.  These project-based contract personnel are temporary engagements used to assist us.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of loans, issuance of promissory notes, and from business revenues.  As of February 29, 2008, our primary source of liquidity consisted of $680 in cash and cash equivalents.  Cancer Therapeutics has sustained significant net losses which have resulted in an accumulated deficit at February 29, 2008 of $3,014,807.  Our losses raise doubts about our ability to continue the business of Cancer Therapeutics as a going concern.  Our current financial condition is dire.  We have defaulted on several loans, and are currently in settlement with the Internal Revenue Service for unpaid taxes.  Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise.  We had net income of $62,371 for the year ending May 31, 2007, with the gain on the settlement of debt contributing $141,600 in non operating income.  With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues and from the sale of shares pursuant to this offering, we have substantial doubt as to our ability to continue to operate.  We believe our present capital resources are insufficient for ongoing operation.  We cannot assure you that we will be able to raise sufficient funds to further develop and market our services.  Our lack of funds will materially affect Cancer Therapeutics, and may cause us to cease operations.  Consequently, you could incur a loss of your entire investment in Cancer Therapeutics.

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

RISK FACTORS

Operating Risks

We May be Subject to Liability for a Violation of the Securities Act of 1933.  Some of our shareholders received their shares as a result of the liquidation of Immune Complex Corporation on June 8, 2000.  The shares received were not registered under the Securities Act and did not qualify for an exemption there from.  Consequently, we may be liable to each of our shareholders who received shares of Cancer Therapeutics in connection with this liquidation.  We may be required to rescind the transaction in which the shares of Cancer Therapeutics were distributed to our shareholders, and may also be required to compensate these shareholders.  Our management has estimated the potential liability of Cancer Thereapeutics in this respect at $.03 to $.05 per share at the time of distribution which equates to a potential liability of $13,431 to $22,384.  We have noted this estimated potential liability in the notes to our financial statements.

We have Defaulted Loan Obligations.  We received loans to continue operations as detailed in our financial statements.  These loans are in default or may be in default upon demand by the creditors.  As a result of our default position, these creditors may obtain judgment or other lawful remedies to collect on the debts now or in the future.  We will still need to raise additional capital or increase our business profits to satisfy these creditors.  We cannot assure you that we will be successful in repaying any or all of these creditors.  As of February 29, 2008, the total amount due on these loans was $347,078 which consists of $233,645 of principal and $113,433 of interest.

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

ITEM 3A.      CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

As of February 29, 2008, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 29, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.      EXHIBITS:

The following documents are filed as exhibits to this Form 10-QSB:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Cancer Therapeutics, Inc., a Delaware corporation. (1)
3.2	Bylaws of Cancer Therapeutics, Inc., a Delaware corporation. (2)
4.1	Form of Common Stock Certificate. (3)
5.1	Opinion of Kenneth I. Denos, P.C., Attorney at Law (including consent). (4)
10.1	Warrant Issued to Healthcare Enterprise Group, Inc. (5)
10.2	Engagement Agreement between the Registrant and John Thomas, Esq. (6)
10.3	Accounting Services Agreement between the Registrant and Chene C. Gardner (7)
10.4	Engagement Agreement between the Registrant and Kenneth I. Denos, P.C. (8)
10.5	Advisory Agreement between the Registrant and Industrial Management & Equity Limited (9)
10.6	Form of Subscription Agreement between Cancer Therapeutics and Investors (10)
10.7	Escrow Agreement (11)
10.8	Summary of Oral Agreement between the Registrant and Robert K. Oldham (12)
10.9	Summary of Oral Agreement between the Registrant and Walter Lewko (13)
10.10	Appointment Letter for Mike K. Low (14)
10.11	Specimen Contract with John D. Archibold Memorial Hospital, Inc. (15)
23.1	Consent of Bouwhuis, Morrill and Company, LLC. (16)
23.2	Consent of Kenneth I. Denos, P.C. (Filed as part of Exhibit 5.1). (17)
99.1	Senate Bill 341 (18)

31	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2007.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2007.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2007.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2007.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2007.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2007.
(7)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2007.
(8)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2007.
(9)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2007.
(10)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2007.
(11)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2007.
(12)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2007.
(13)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2007.
(14)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2007.
(15)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2007.
(16)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2007.
(17)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2007.
(18)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANCER THERAPEUTICS, INC.

Date: April 14, 2008	BY: /S/ Chene Gardner
Chene Gardner
Chief Executive Officer