Form 10KSB
period 2008-05-31
CANCER THERAPEUTICS INC
filed 2008-09-15
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-KSB

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2008

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

The Company’s revenues for the fiscal year ending May 31, 2008 were $-0-.

The aggregate market value of the Company’s voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on September 10, 2008, was approximately $.31 per share.  For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of September 10, 2008, the Company had outstanding 4,129,477 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one)  [  ] Yes [x] No

TABLE OF CONTENTS

PART I. 1

ITEM 1:  DESCRIPTION OF BUSINESS 1

ITEM 2:  DESCRIPTION OF PROPERTY 5

ITEM 3:  LEGAL PROCEEDINGS 5

ITEM 4:  SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS 5

PART II. 5

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. 5

ITEM 6:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL 6

CONDITION AND RESULTS OF OPERATIONS 6

ITEM 7:  FINANCIAL STATEMENTS REQUIRED BY FORM 10-KSB 9

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. 22

ITEM 8A(T):  CONTROLS AND PROCEDURES 22

ITEM 8B:  OTHER INFORMATION 22

PART III 22

ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONAND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THEEXCHANGE ACT. 22

ITEM 10:  EXECUTIVE COMPENSATION. 23

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. 24

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. 26

ITEM 13:  EXHIBITS 27

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES 27

INDEX TO EXHIBITS 29

SIGNATURES 31

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

We have Defaulted Loan Obligations.  We received loans to continue operations as detailed in our financial statements.  These loans are in default or may be in default upon demand by the creditors.  As a result of our default position, these creditors may obtain judgment or other lawful remedies to collect on the debts now or in the future.  We will still need to raise additional capital or increase our business profits to satisfy these creditors.  We cannot assure you that we will be successful in repaying any or all of these creditors.  As of May 31, 2008, the total amount due on these loans was $354,597 which consists of $234,345 of principal and $120,251 of interest.

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

We have no Operating Capital, and We Must Raise Additional Capital to Remain in Business.  We presently have no operating capital and are dependent upon future fundraising efforts to provide the minimum capital necessary to continue our business.  Such fundraising efforts may include the sale of additional shares of Cancer Therapeutics such as is contemplated in this offering or will involve commercial borrowing.  Although we believe that our status as a publicly-traded company will enhance our ability to raise additional capital, our financial condition is dire and we are currently operating with no or very little working capital and several loan obligations.  We cannot assure you that our shares will ever be publicly traded and capital will be available to meet the costs of our operations, or that it will be available on acceptable terms.  Even if we raise the maximum amount of fundraising, we will still need to raise additional capital to operate our company.  Presently, our current offering is our sole source of potential funding and we have no commitments or arrangements from commercial lenders or other sources.

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

As of July 31, 2007, Cancer Therapeutics executed a Stock Purchase and Sale Agreement with Dr. Robert Oldham, its former Chief Executive Officer and director.  In exchange for 28,211 shares of common stock of Cancer Therapeutics held by Mr. Oldham, Cancer Therapeutics transferred all of its shares of Cancer Therapeutics, Inc., a Utah corporation, to Mr. Oldham.  Cancer Therapeutics, Inc., a Utah company, holds certain assets received from Cancer Therapeutics including the laboratory equipment and certain intellectual property.  As a result, all of the operations of Cancer Therapeutics as a biotherapy research and development company are discontinued.

THE BUSINESS OF CANCER THERAPEUTICS

We are looking to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our efforts in identifying a prospective target business will not be limited to a particular industry.

We do not have any specific business combination under consideration. We have not, nor has anyone on our behalf, taken any measure, directly or indirectly, to identify or locate any suitable acquisition candidate, nor have we engaged or retained any agent or other representative to identify or locate any such acquisition candidate.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (which may include actual and potential sales, earnings, cash flow and/or book value).

We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business. The target business or businesses that we acquire may have a collective fair market value substantially in excess of 80% of our net assets. In order to consummate such a business combination, we may issue a significant amount of debt or equity securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt or equity securities. There are no limitations on our ability to incur debt or issue securities in order to consummate a business combination. If we issue securities in order to consummate a business combination, our stockholders could end up owning a minority of the combined company as there is no requirement that our stockholders own a certain percentage of our company after our business combination. Since we have no specific business combination under consideration, we have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so.

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

 ITEM 2:  DESCRIPTION OF PROPERTY

Cancer Therapeutics does not own any real property.  We sublease approximately 300 square feet  in South Jordan Utah .  We have not yet adopted any policies regarding investment in real property, as we do not expect to make any real estate purchases in the foreseeable future.

ITEM 3:  LEGAL PROCEEDINGS

None

ITEM 4:  SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    (a)    Market for common Equity and Related Stockholder Matters.
(1)    Market Information.
    The Company’s Common Stock is listed on the NASD Electronic Bulletin Board (“Bulletin Board”) under the symbol “CTHP.”  The Company’s stock has been traded on the Bulletin Board since  March, 2007.  As of September 10, 2008, there was no active public market for the Company’s Common Stock.  The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the fiscal year ended May 31, 2008:

High                                                                  Low
Fourth Quarter 2008	$.31	$.31
Third Quarter 2008	$.31	$.31
Second Quarter 2008	$.55	$.35
First Quarter 2008	$1.01	$1.01

The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the fiscal year ended May 31,  2007:

                                            High                                    Low
Fourth Quarter 2007	$1.01	$ 1.01
Third Quarter 2007	Not Quoted	Not Quoted
Second Quarter 2007	Not Quoted	Not Quoted
First Quarter 2007	Not Quoted	Not Quoted

        (2)    Holders.
As of September 10, 2008, the Company had approximately 137 holders of record of its Common Stock.

        (3)    Dividends.

The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future.  The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

            (b)    Recent Sales of Unregistered Securities.

None

ITEM 6:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview
Results of Operations

Following is our discussion of the relevant items affecting results of operations for the years ended May 31, 2008 and 2007.

Revenues. Cancer Therapeutics generated net revenues of $-0- during the fiscal year ended May 31, 2008, compared to $14,965 in net revenues for the twelve months ended May 31, 2007.  The change in revenues was expected and we anticipate zero revenues for the foreseeable future.  Previous revenues received consisted mainly of fees from our cryobank services which are the storage and maintenance of malignancy tumors.
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

General and Administrative Expenses. Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses.  General and administrative expenses for the fiscal year ended May 31, 2008 was $3,572, a 93% decrease from $51,438 during the twelve months ended May 31, 2007.  The decrease during the fiscal year ended May 31, 2008 was primarily due to the Company entering into shell status and has nominal operations.

Professional Fees. Our professional fees include outside legal, accounting and other professional fees.  Professional fees for the fiscal year ended May 31, 2008 were $17,990, a decrease of 9% from $19,828 during the twelve months ended May 31, 2007.  No major changes were expected as accounting and auditing services are continually provided to the company in conjunction with the audits and preparation of the financial statements.

Other Income (Expense). We incurred net other expense of $12,406 for the year ended May 31, 2008 compared to net other income of $118,672 for the year ended May 31, 2007.  During the year ended May 31, 2007, the Company settled with a note holder which held a promissory note for $110,000.  Accrued interest on the note was $33,600 at the time of settlement.  The Company paid $2,000 to settle the debt resulting in a gain on the settlement of debt in the amount of $141,600 for the year ended May 31, 2007.  During the year ended May 31, 2008, the Company sold certain assets valued at $14,105 in exchange for 28,211 shares of its common stock.  A gain on the sale of assets has been recorded in the amount of $14,105 for the year ended May 31, 2008.  Expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company and interest due to the IRS on unpaid payroll taxes.  No change is expected in interest expense until the Company is able to pay down the promissory notes.

Off-Balance Sheet Arrangements.

Cancer Therapeutics is not subject to any off-balance sheet arrangements.

Personnel

Cancer Therapeutics has contract personnel that we utilize to carry out our business.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of loans from our former Chief Executive Officer and from business revenues.  As of May 31, 2008, our primary source of liquidity consisted of $51 in cash and cash equivalents.  Cancer Therapeutics has sustained significant net losses which have resulted in an accumulated deficit at May 31, 2008 of $3,027,940.  Our losses raise doubts about our ability to continue the business of Cancer Therapeutics as a going concern.  Our current financial condition is dire.  Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise.  We anticipate another net loss for the year ending May 31, 2009, and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues and from the sale of shares, we have substantial doubt as to our ability to continue to operate.  We believe our present capital resources are insufficient for ongoing operation.  We cannot assure you that we will be able to raise sufficient funds to continue operations.  Consequently, you could incur a loss of your entire investment in Cancer Therapeutics.

The Company has the following loans and accrued interest in default as of May 31, 2008:
Creditor	Principal Due	Interest Due
Robert Oldham	$104,944	$64,277
Commercial Bank	$50,000	$5,205
William Blalock	$25,000	$31,142
Ridgecrest Healthcare Group	$36,050	$4,648

ITEM 7:  FINANCIAL STATEMENTS REQUIRED BY FORM 10-KSB

FINANCIAL STATEMENTS

CANCER THERAPEUTICS, INC.

Financial Statements for the Years
Ended May 31, 2008 and 2007
and Report of Independent Registered
Public Accounting Firm

CONTENTS

Report of Independent Registered Public Accounting Firm  ...................................................................................................................................................................28

Balance Sheet  ...29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Cancer Therapeutics, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Cancer Therapeutics, Inc. as of May 31, 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years ended May 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Therapeutics, Inc. as of May 31, 2008 and the results of its operations and its  cash flows for the years ended May 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company has negative working capital, negative cash flows from operations, recurring operating losses, and no significant operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 11.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bouwhuis, Morrill & Company, LLC
Layton, Utah
September 5, 2008

CANCER THERAPEUTICS, INC.
Balance Sheet

ASSETS
May 31,
2008

CURRENT ASSETS

Cash and cash equivalents	$51

Total Current Assets	51

TOTAL ASSETS	$51

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses (Note 4)	$191,637
Due to related parties (Note 3)	112,445
Notes payable (Note 8)	50,000
Notes payable - related parties (Note 7)	165,994

Total Current Liabilities	520,076

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares
authorized, 4,157,688 shares issued,
4,129,477 shares outstanding	4,158
Treasury stock, 28,211 shares (Note 5)	(14,105)
Additional paid-in capital	2,517,862
Accumulated deficit	(3,027,940)

Total Stockholders' Deficit	(520,025)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$51

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Operations

	For the Years
	Ended May 31,
	2008	2007

NET REVENUES	$-	$14,965

OPERATING EXPENSES

General and administrative	3,572	51,438
Professional fees	17,990	19,828

Total Operating Expenses	21,562	71,266

LOSS FROM OPERATIONS	(21,562)	(56,301)

OTHER INCOME (EXPENSES)

Gain on settlement of debt (Note 10)	-	141,600
Gain on sale of assets	14,105	-
Interest expense	(26,511)	(22,928)

Total Other Income (Expenses)	(12,406)	118,672

INCOME (LOSS) BEFORE INCOME TAXES	(33,968)	62,371

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$(33,968)	$62,371

BASIC NET INCOME (LOSS) PER SHARE	$(0.01)	$0.02

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	4,134,179	4,136,688

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Stockholders' Deficit

				Additional
	Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit

Balance, May 31, 2006	4,097,688	$4,098	-	$2,487,922	$(3,056,343)

Common stock issued for cash	60,000	60		29,940	-

Net income for the year ended May 31, 2007	-	-	-	-	62,371

Balance, May 31, 2007	4,157,688	$4,158	-	$2,517,862	$(2,993,972)

Common stock acquired and held in
treasury for the sale of assets valued
at $14,105	(28,211)	-	(14,105)	-	-

Net loss for the year ended
May 31, 2008	-	-	-	-	(33,968)

Balance, May 31, 2008	4,129,477	$4,158	(14,105)	$2,517,862	$(3,027,940)

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Cash Flows

	For the Years Ended
	May 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(33,968)	$62,371
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Gain on settlement of debt	-	(141,600)
Gain on sale of assets	(14,105)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	21,478	13,523
Due to related parties	19,083	19,667

Net Cash Used by Operating Activities	(7,512)	(46,039)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable - related parties	-	(2,000)
Proceeds from notes payable - related parties	6,550	17,500
Proceeds from issuance of common stock	-	30,000

Net Cash Provided by Financing Activities	$6,550	$45,500

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(962)	$(539)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,013	1,552

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51	$1,013

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$5,348	$10,181
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Notes to the Financial Statements
May 31, 2008 and 2007

NOTE 1 -        ORGANIZATION AND DESCRIPTION OF BUSINESS

Cancer Therapeutics, Inc. (the Company), was incorporated under the laws of the State of Delaware on August 12, 2004 with authorized common stock of 100,000,000 shares and authorized preferred stock of 10,000,000 shares.  Both classes of stock have a par value of $0.001 per share.  The Company was organized for the purpose of producing and preserving activated cells for use in cancer treatment primarily through agreements with clinics, hospitals, and physicians.  Effective July 31, 2007, the Company sold certain assets in exchange of 28,211 shares of its common stock which are now held in treasury.  Following this transaction the Company has entered into shell status with no significant operations.

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
May 31, 2008 and 2007

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

        e.    Allowance for Doubtful Accounts
Accounts receivable are recorded net of the allowance for doubtful accounts.  The Company generally offers 30-day credit terms on sales to its customers and requires no collateral.  The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.  As of May 31, 2008, the allowance for doubtful accounts was $-0-.

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
	May 31, 2008	May 31, 2007

Net income (loss) (numerator)	$(33,968)	$62,371
Weighted average shares outstanding (denominator)	4,134,179	4,136,688
Income (loss) per share amount	$(0.01)	$0.02

        g.    Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted. We are currently evaluating the impact that the adoption of SFAS No.

CANCER THERAPEUTICS, INC.
Notes to the Financial Statements
May 31, 2008 and 2007

NOTE 2 -        SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.      Recent Accounting Pronouncements (Continued)

159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The impact of SFAS 141(R) will have on our consolidated financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

h.      Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, “Accounting for Income Taxes.”  Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.  In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion, of such deferred tax assets would not be realized.  A full allowance against deferred tax assets was provided as of May 31, 2008.

At May 31, 2008, the Company had net operating loss carryforwards of approximately $3,000,000 that may be offset against future taxable income through 2028.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

CANCER THERAPEUTICS, INC.
Notes to the Financial Statements
May 31, 2008 and 2007

NOTE 3 -    RELATED PARTY TRANSACTIONS

The Company has been dependent upon certain individuals, officers, stockholders and other related parties to provide working capital, management services, assistance in finding new sources for debt and equity financing, and guidance in the development of the Company’s business.  The related parties have generally provided services and/or incurred expenses on behalf of the Company or have provided the necessary operating capital to continue pursuing its business.  At May 31, 2008, the Company had related party payables of $110,707 plus accrued interest of $1,738.  These amounts are payable to stockholders of the Company and are without terms.

NOTE 4 -            ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses balance includes accrued interest of $105,273 as of May 31, 2008.  This interest primarily relates to notes and loans payable.

The Company has accrued but not paid payroll taxes for the fiscal years ended May 31, 2007, 2006 and 2005 in the amount of $42,249.  As of May 31, 2008, the Company has accrued an additional $18,399 as an estimate of penalties and interest relating to this balance.  Both of these amounts are included in accounts payable and accrued expenses.

NOTE 5 -    EQUITY TRANSACTIONS

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized.  As of May 31, 2008, no rights or preferences have been designated and no preferred shares have been issued.

During October 2006, the Company issued 60,000 shares of common stock for $30,000 cash, or $.50 per share.

On June 1, 2007, the Company created a newly formed subsidiary, Cancer Therapeutics, Inc., a Utah corporation (“CTI Utah”) which had 100 shares issued and outstanding upon incorporation.  As part of this transaction, certain assets of the Company were transferred to CTI Utah.  Effective July 31, 2007, the Company received 28,211 shares of its common stock held by Dr. Robert Oldham (“CTI Shares”).  In consideration of the CTI shares, Dr. Oldham has accepted from the Company 100 shares of common stock of CTI Utah.  These 100 shares represent all of the outstanding shares of the Utah corporation.  Treasury stock of $14,105 has been recorded on the balance sheet and a gain on the sale of assets for the same amount has been recorded on the statement of operations.

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

CANCER THERAPEUTICS, INC.
Notes to the Financial Statements
May 31, 2008 and 2007

NOTE 7 -            NOTES PAYABLE – RELATED PARTIES

The Company has notes payable due to related parties consisting of the following:
May 31, 2008
Notes payable to an individual, 6% interest, Due on demand, unsecured	104,944
Notes payable to a company, 8% interest, Matured July 31, 2006, unsecured, in default	36,050
Note payable to an individual, 9% interest, Due on demand, unsecured	25,000
Total Notes Payable – Related Parties Less: Current Portion	165,994 (165,994)
Long Term Notes Payable – Related Parties	-

NOTE 8 -            NOTES PAYABLE

The Company has notes payable consisting of the following:
May 31, 2008
Note payable to a bank, 6.0% interest, Matured December 31, 2005, secured By tangible and intangible assets of the Company , in default	50,000
Total Notes Payable Less: Current Portion	50,000 (50,000)
Long-Term Notes Payable	-

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

Unregistered Spin-Off

The Company has become aware that it may have been in violation of the Securities Act of 1933 (the “Act”) due to its spin-off from Immune Complex Corporation (“ICC”) during 2000

CANCER THERAPEUTICS, INC.
Notes to the Financial Statements
Maty 31, 2008 and 2007

NOTE 9 -            CONTINGENCIES (Continued)

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

NOTE 10 -          GAIN ON SETTLEMENT OF DEBT
During the year ended May 31, 2007, the Company settled with a note holder which held a promissory note for $110,000.  Accrued interest on the note was $33,600 at the time of settlement.  The Company paid $2,000 to settle the debt resulting in a gain on the settlement of debt in the amount of $141,600 at May 31, 2007.

NOTE 11 -          GOING CONCERN CONSIDERATIONS
The accompanying financial statements have been prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the financial statements, the Company has incurred losses of approximately $3,000,000 from inception of the Company through May 31, 2008.  The Company’s stockholders’ deficit at May 31, 2008 was $520,025, its current liabilities exceeded its current assets by the same amount, and the company has no significant operations.  These factors combined raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T):  CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14(c) of the Securities Exchange Act of 1934) as of May 31, 2008 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended May 31, 2008, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

ITEM 8B:  OTHER INFORMATION

None.

PART III

ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Pursuant to the Company's Delaware Certificate of Incorporation and Bylaws, the Company's Board of Directors (the "Board") serve for one year terms.  The term of office of the members of the Board will expire at the next annual shareholders meeting.  No annual shareholders’ meeting is planned for the year 2009.

Directors and Executive Officers

Name	Age	Position(1)
Chene Gardner	44	Chief Executive Officer (appointed fiscal year 2008), Chief Financial Officer and Director

(1)           Officers hold their position at the pleasure of the board of directors, absent any employment agreement.

Chene Gardner, age 44, is the Chief Executive Officer and Chief Financial Officer of Cancer Therapeutics and a member of the Cancer Therapeutics board of directors.  Mr. Gardner was appointed as Chief Executive Officer of Cancer Therapeutics July, 2007.  Mr. Gardner was appointed to the board of directors of Cancer Therapeutics in August, 2004 for a one-year terms.  Mr. Gardner has served as Chief Financial Officer to Cancer Therapeutics since May, 2004.  Mr. Gardner has served as CEO and director of Global Network, Inc. since May, 2005.  Mr. Gardner served as the Chief Financial Officer of Synerteck Incorporated from March, 2001 until December, 2005.  Mr. Gardner has served as the Financial Controller of SportsNuts, Inc. since March, 2001.  SportsNuts, is a sports management and marketing company.  Prior to his association with SportsNuts, from January, 1997 to September, 1999, Mr. Gardner served as Financial Manager for Aluminum Builders, Inc., a producer of various home improvement items.  Mr. Gardner also has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries.  Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University.  Mr. Gardner not a director of any other companies which file reports pursuant to the Securities Exchange Act of 1934.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors during 2007-2008, the Board held no meetings during the fiscal year ended May 31, 2008.

Chene Gardner serves as our Audit Committee Financial Expert for purposes of Item 401 of Regulation S-B of the Securities Act of 1933 and the Securities Exchange Act of 1934.  Mr. Gardner is our sole officer, director and is a principal shareholder of Cancer Therapeutics.

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

For the 2008 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10:  EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal years ended May 31, 2008, 2007 and 2006 of  Chene Gardner, our Chief Executive Officer, Chief Financial Officer and sole Director.  No other executive officers of Cancer Therapeutics received more than $100,000 in total salary and bonus during these periods.  Although Cancer Therapeutics may, in the future, adopt a stock option plan or a stock bonus plan, no such plans exist.  We did not issue any shares, options, units, or other rights to any of our executive officers during the fiscal year ended May 31, 2008.

Summary Compensation Table

Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
Chene Gardner Current CEO and CFO	2008 2007 2006	$ 0 0 0	$ 0 0 0	$ 0 0 0	$ 0 0 0	0 0 0	0 0 0	$ 0 0 0

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of Cancer Therapeutics’ common stock as of September 10, 2008, by (i) each person (or group of affiliated persons) who is known by us to beneficially own more that 5% of the outstanding shares of our common stock, (ii) each director and executive officer of Cancer Therapeutics, and (iii) all executive officers and directors of Cancer Therapeutics as a group.  Unless indicated otherwise, the address for each officer, director and 5% stockholder is c/o Cancer Therapeutics, Inc., 10757 South River Front Pkwy, Suite 125, South Jordan, Utah 84095.

	Common Stock
Directors, Executive Officers and 5% Stockholders	Number	Percent of Class(1)
Robert K. Oldham, M.D. (2)	400,000	9.69%
Healthcare Enterprise Group, Inc. (4)	1,700,000	41.17%

Michael Low(3)	0	0%
Chene Gardner(5)	1,000,000	24.22%
David L. Ross(6)	1,300,000	31.48%
Kenneth I. Denos(7)	400,000	9.69%
Kenneth I. Denos, P.C. (8)	400,000	9.69%
Lyndon Gaborit(9)	1,850,000	44.80%
All Officers and Directors as a Group (3 Persons)	1,000,000	24.22%

(1) For each shareholder, the calculation of percentage of beneficial ownership prior to this offering is based upon 4,129,477 shares of common stock outstanding and shares of common stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights.  The percentage ownership of any shareholder is determined by assuming that the shareholder did not purchase any shares in this offering and has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.  Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Former Chief Executive Officer and Former Director.  Includes 400,000 shares of common stock held directly by Dr. Oldham.

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

The transactions described above were, in each case, independently negotiated and approved by a majority of our disinterested directors.  The valuations of our shares in each issuance during 2004 were determined by our board of directors, taking into account the perceived tangible and intangible benefits of the services provided, debt forgiven, and association with Cancer Therapeutics, including the fact that Cancer Therapeutics was, at the time of issuance, a privately-held company with minimal revenues, assets, and significant negative shareholder equity.  We recorded the expenses related to the issuance of shares for services during the periods incurred.  This disclosure of certain relationships and related transactions is complete and updated through September 10, 2008.

ITEM 13:  EXHIBITS

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

            (3)    Exhibits

            See "Index to Exhibits."

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Bouwhuis, Morrill & Company, LLC, our current independent auditor, (“BMC”) for the audit of the Company’s annual financial statements for the years ended May 31, 2008 and 2007, and all fees billed for other services rendered by BMC during those periods.

Year Ended May 31	2008	2007

Audit Fees(1)	9,000	9,000
Audit-Related Fees(2)	1,500	2,250
Tax Fees(3)	0	0
All Other Fees(4)	______0_____	______0_____

Total Accounting Fees and Services	10,500	$ 11,250

(1)  Audit Fees.  These are fees for provessional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-KSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

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

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Cancer Therapeutics, Inc., a Delaware corporation. (1)
3.2	Bylaws of Cancer Therapeutics, Inc., a Delaware corporation. (2)
4.1	Form of Common Stock Certificate. (3)
5.1	Opinion of Kenneth I. Denos, P.C., Attorney at Law (including consent). (4)
10.1	Warrant Issued to Healthcare Enterprise Group, Inc. (5)
10.2	Engagement Agreement between the Registrant and John Thomas, Esq. (6)
10.3	Accounting Services Agreement between the Registrant and Chene C. Gardner (7)
10.4	Engagement Agreement between the Registrant and Kenneth I. Denos, P.C. (8)
10.5	Advisory Agreement between the Registrant and Industrial Management & Equity Limited (9)
10.6	Form of Subscription Agreement between Cancer Therapeutics and Investors (10)
10.7	Escrow Agreement (11)
10.8	Summary of Oral Agreement between the Registrant and Robert K. Oldham (12)
10.9	Summary of Oral Agreement between the Registrant and Walter Lewko (13)
10.10	Appointment Letter for Mike K. Low (14)
10.11	Specimen Contract with John D. Archibold Memorial Hospital, Inc. (15)
23.1	Consent of Bouwhuis, Morrill and Company, LLC. (16)
23.2	Consent of Kenneth I. Denos, P.C. (Filed as part of Exhibit 5.1). (17)
99.1	Senate Bill 341 (18)

31	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer, Robert Oldham, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(7)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(8)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(9)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(10)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(11)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(12)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(13)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(14)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(15)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(16)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(17)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(18)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 10, 2008                                                                           By:/s/ Chene Gardner
Chene Gardner
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chene Gardner	Director, Chief Executive Officer and Chief Financial Officer	September 10, 2008