Form 10-Q
period 2009-01-14
CANCER THERAPEUTICS INC
filed 2009-01-14
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended November 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of January 14, 2009, the Company had outstanding 4,129,477 shares of common stock, par value $0.001per share.

PART I

FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of November 30, 2008.

ITEM 1.    FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

CANCER THERAPEUTICS, INC.
Balance Sheet
(Unaudited)

ASSETS
November 30,
2008

CURRENT ASSETS

Cash and cash equivalents	$24

Total Current Assets	24

TOTAL ASSETS	$24

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$200,936
Due to related parties	123,871
Notes payable	50,000
Notes payable - related parties	165,994

Total Current Liabilities	540,801

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares
authorized, 4,157,688 shares issued,
4,129,477 shares outstanding	4,158
Treasury stock, 28,211 shares	(14,105)
Additional paid-in capital	2,517,862
Accumulated deficit	(3,048,692)

Total Stockholders' Deficit	(540,777)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended November 30,		Ended November 30,
	2008	2007	2008	2007

NET REVENUES	$-	$75	$-	$75

OPERATING EXPENSES

General and administrative	289	1,686	307	3,328
Professional fees	9,500	3,000	9,500	14,450

Total Operating Expenses	9,789	4,686	9,807	17,778

LOSS FROM OPERATIONS	(9,789)	(4,611)	(9,807)	(17,703)

OTHER INCOME (EXPENSES)

Gain on sale of assets	-	-	-	14,106
Interest expense	(5,534)	(4,807)	(10,945)	(9,834)

Total Other Income (Expenses)	(5,534)	(4,807)	(10,945)	4,272

LOSS BEFORE INCOME TAXES	(15,323)	(9,418)	(20,752)	(13,431)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(15,323)	$(9,418)	$(20,752)	$(13,431)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	4,129,477	4,129,477	4,129,477	4,138,880

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended November 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income loss	$(20,752)	$(13,431)
Adjustments to reconcile net loss to net
cash used by operating activities:
Gain on sale of assets	-	(14,106)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	9,299	8,130
Due to related parties	11,426	13,045

Net Cash Used by Operating Activities	(27)	(6,362)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable - related parties	-	5,900

Net Cash Provided by Financing Activities	$-	$5,900

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	$(27)	$(462)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51	1,013

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24	$551

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$-	$574
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Notes to the Financial Statements
November 30, 2008

NOTE 1	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10KSB filed on September 15, 2008.  Operating results for the six months ended November 30, 2008 are not necessarily indicative of the results to be expected for the year ending May 31, 2009.

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

NOTE 3          DISPOSITION OF OPERATING ASSETS

Effective July 31, 2007, the Company sold all of its operating assets to a shareholder in exchange for the return of 28,211 shares of common stock which are now held in Treasury.  This transaction resulted in a gain on the sale of assets in the amount of $14,106 as shown on the statement of operations for the six months ended November 30, 2007.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended November 30, 2008 and 2007.  The operations of the Company are continually decreasing as it has entered into shell status.

Revenues.  Cancer Therapeutics generated zero and $75, respectively, in net revenues during the six months ended November 30, 2008 and 2007.  As the Company has entered into shell status, revenues are expected to be at or near zero for the foreseeable future.

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

General and Administrative Expenses.  Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses.  General and administrative expenses for the six months ended November 30, 2008 was $307, compared to $3,328 during the six months ended November 30, 2007.  As the Company has entered into shell status, all expenses are expected to continue to decrease and approach zero for the foreseeable future.

Professional Fees.  Our professional fees include outside legal, accounting and other professional fees.  Professional fees for the six months ended November 30, 2008 were $9,500, compared to $14,450 during the six months ended November 30, 2007.  Although the Company is in shell status, accounting and auditing services are continually provided to the company in conjunction with the audits and preparation of the financial statements.

Gain on Sale of Assets.  During the six months ended November 30, 2007, the Company sold certain assets in exchange for stock held by a shareholder.  This resulted in a gain on the sale of assets in the amount of $14,106 which is the corresponding amount held in Treasury stock.

Other Expenses.  Expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company and interest due to the IRS on unpaid payroll taxes.  Interest expense for the six months ended November 30, 2008, was $10,945 compared to $9,834 during the six months ended November 30, 2007.  No major change is expected in interest expense until the Company is able to pay down the promissory notes.

Off-Balance Sheet Arrangements.

Cancer Therapeutics is not subject to any off-balance sheet arrangements.

Personnel

Cancer Therapeutics has -0- full-time employees.  However, the CEO and other project-based contract personnel are utilized to carry out our business.  These project-based contract personnel are temporary engagements used to assist us.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of loans, issuance of promissory notes, and from business revenues.  As of November 30, 2008, our primary source of liquidity consisted of $24 in cash and cash equivalents.  Cancer Therapeutics has sustained significant net losses which have resulted in an accumulated deficit at November 30, 2008 of $3,048,692.  Our losses raise doubts about our ability to continue the business of Cancer Therapeutics as a going concern.  Our current financial condition is dire.  We have defaulted on several loans, and are currently in settlement with the Internal Revenue Service for unpaid taxes.  Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise.  With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues and from the sale of shares pursuant to this offering, we have substantial doubt as to our ability to continue to operate.  We believe our present capital resources are insufficient for ongoing operation.  We cannot assure you that we will be able to raise sufficient funds to further develop and market our services.  Our lack of funds will materially affect Cancer Therapeutics, and may cause us to cease operations.  Consequently, you could incur a loss of your entire investment in Cancer Therapeutics.

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

We have Defaulted Loan Obligations.  We received loans to continue operations as detailed in our financial statements.  These loans are in default or may be in default upon demand by the creditors.  As a result of our default position, these creditors may obtain judgment or other lawful remedies to collect on the debts now or in the future.  We will still need to raise additional capital or increase our business profits to satisfy these creditors.  We cannot assure you that we will be successful in repaying any or all of these creditors.  As of November 30, 2008, the total amount due on these loans was $329,066 which consists of $215,994 of principal and $113,072 of interest.

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

As of November 30, 2008, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CANCER THERAPEUTICS, INC.

Date: January 14, 2009	BY: /S/ Chene Gardner
Chene Gardner
Chief Executive Officer