Form 10-K
period 2009-05-31
CANCER THERAPEUTICS INC
filed 2009-09-15
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-K

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2009

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

Financial Statements Table of Contents

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities ActYes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes [ ] No [ X ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ] No [X  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definition of  “large accelerated filer,”   “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [  ]                                                   Accelerated Filer [  ]                                           Non-Accelerated Filer [  ]
Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  X]  No [  ]

The aggregate market value of the Company’s voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on August 27, 2009, was approximately $10,115,279.  For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of August 28, 2008, the Company had outstanding 84,979,477 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Financial Statements Table of Contents

FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS” AND “ITEM 1. BUSINESS,” INCLUDE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE STATEMENTS REPRESENT THE COMPANY’S EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, AND OTHER FINANCIAL RESULTS, PROPOSED ACQUISITIONS AND NEW PRODUCTS, ENTRY INTO NEW MARKETS, FUTURE OPERATIONS AND OPERATING RESULTS, FUTURE BUSINESS AND MARKET OPPORTUNITIES.  THE COMPANY WISHES TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISK AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN.  FOR A SUMMARY OF CERTAIN RISKS RELATED TO THE COMPANY’S BUSINESS, SEE “ITEM 1A. RISK FACTORS.”

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

Financial Statements Table of Contents

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

As of July 31, 2007, Cancer Therapeutics executed a Stock Purchase and Sale Agreement with Dr. Robert Oldham, its former Chief Executive Officer and director.  In exchange for 28,211 shares of common stock of Cancer Therapeutics held by Mr. Oldham, Cancer Therapeutics transferred all of its shares of Cancer Therapeutics, Inc., a Utah corporation, to Mr. Oldham.  Cancer Therapeutics, Inc., a Utah company, holds certain assets received from Cancer Therapeutics including the laboratory equipment and certain intellectual property.  As a result, all of the operations of Cancer Therapeutics as a biotherapy research and development company are discontinued.  Our website is www.cancer-therapeutics.com.

THE BUSINESS OF CANCER THERAPEUTICS

We have changed our focus to becoming an early stage biotechnology business incubator, with a specific emphasis on disruptive treatments using nanotechnology.  We seek out disruptive cancer research and technology opportunities to invest in, develop, and commercialize.  We anticipate that the end result will be therapies, treatments, and pharmaceuticals targeted at more efficiently and effectively attacking cancer.  We seek partners to co-develop drugs.

Our first investment was made into NanoTherapies LLC in May 2009.   We acquired a 25% interest in NanoTherapies.  The details were filed in an 8-k filing with the Securities and Exchange Commission dated May 29, 2009.  NanoTherapies’s products introduce technology into the treatment and detection of cancer through the use of calcium phosphate nanoparticles.  These particles, about 350 times smaller than a human cell, provide both a safe and effective way to transport drugs and imaging materials into diseased cells.  The compatibility of the calcium phosphate nanoparticle with the biomechanics of the human body makes it unique for application in the treatment of diseases.  Patient benefits from drugs jacketed with calcium phosphate nanoparticles could be immense.  We are still researching and developing this technology.

The development of these life-changing therapies for cancer treatment may possibly be achieved through an evolving set of intellectual properties and patents derived from the exploitation of calcium

Financial Statements Table of Contents

phosphate nanoparticles for therapeutic and diagnostic applications.  NanoTherapies has sole license and patent protection for the fundamental use of calcium phosphate nanoparticles in medical applications for the treatment and detection of blood cancers (all forms of leukemia).  NanoTherapies also owns all rights to manufacturing technologies and patents required to produce pharmaceutical quality drugs at the scale and yield needed for commercial viability.

We believe that the four NanoTherapies drugs for possible accelerated market delivery and potential revenue are:  Methotrexate, Cytarabine, Fludarabine and Daunorubicin.  Cerimide-based drugs and a newly discovered Amplified Photon Emission Therapy (APET) also comprise part of the product portfolio, but will require longer clinical trials to get to market.

Cancer Therapeutics hopes to be in a position to engage high level personnel and intellectual capital from NanoTherapies to evaluate other synergistic investment opportunities.  We anticipate that we will then pursue technologies to reach the market expeditiously and benefit the lives of cancer patients worldwide.

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

ITEM 1A:  RISK FACTORS

Operating Risks

We have Defaulted Loan Obligations.  We received loans to continue operations as detailed in our financial statements.  These loans are in default or may be in default upon demand by the creditors.  As a result of our default position, these creditors may obtain judgment or other lawful remedies to collect on the debts now or in the future.  We will still need to raise additional capital or increase our business profits to satisfy these creditors.  We cannot assure you that we will be successful in repaying any or all of these creditors.  As of May 31, 2009, the total amount due on these loans was $59,319 which consists of $50,000 of principal and $9,319 of interest.

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

Financial Statements Table of Contents

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

Applicability of Low Priced Stock Risk Disclosure Requirements.  The Common Stock of the

Financial Statements Table of Contents

Company may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934.  Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties, the customer’s rights and remedies, certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer’s financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer.  With all these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

Financial Statements Table of Contents

ITEM 2:  DESCRIPTION OF PROPERTY

Cancer Therapeutics does not own any real property.  We sublease approximately 300 square feet in South Jordan Utah.  We have not yet adopted any policies regarding investment in real property, as we do not expect to make any real estate purchases in the foreseeable future.

ITEM 3:  LEGAL PROCEEDINGS

None

ITEM 4:  SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market for Common Equity and Related Stockholder Matters.

(1)	Market Information.

The Company’s Common Stock is listed on the NASD Electronic Bulletin Board (“Bulletin Board”) under the symbol “CTHP.”  The Company’s stock has been traded on the Bulletin Board since  March, 2007.  The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the fiscal year ended May 31, 2009:

                         High                      Low
Fourth Quarter 2009	$2.00	$.10
Third Quarter 2009	$.10	$.10
Second Quarter 2009	$.10	$.31
First Quarter 2009	$.31	$.31

The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the fiscal year ended May 31, 2008:

Financial Statements Table of Contents

                         High                      Low
Fourth Quarter 2008	$.31	$.31
Third Quarter 2008	$.31	$.31
Second Quarter 2008	$.55	$.35
First Quarter 2008	$1.01	$1.01

(2)	Holders.

As of August 27, 2009, the Company had approximately 157 holders of record of its Common Stock.

(3)	Dividends.

The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future.  The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

(4) Issuer Purchases of its Equity Securities.

None

ITEM 6:  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview
Results of Operations

Following is our discussion of the relevant items affecting results of operations for the years ended May 31, 2009 and 2008.

Revenues.  Cancer Therapeutics generated net revenues of $-0- during the fiscal years ended

Financial Statements Table of Contents

May 31, 2009 and 2008.  No revenues are expected for the foreseeable future as we have discontinued normal operations.

Consulting Expense.  Consulting expense for the fiscal year ended May 31, 2009 was $65,340 compared to $-0- for the twelve months ended May 31, 2008.  The Company issued 40,000,000 shares of common stock to various consulting firms as we seek potential acquisitions and disruptive cancer research and technology opportunities to invest in, develop, and commercialize.  We also seek partners to co-develop drugs.

Professional Fees.  Our professional fees include outside legal, accounting and other professional fees.  Professional fees for the fiscal year ended May 31, 2009 were $19,715, compared to $17,990 during the twelve months ended May 31, 2008.  No major changes were expected as accounting and auditing services are continually provided to the company in conjunction with the audits and preparation of the financial statements.

General and Administrative Expenses.  Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses.  General and administrative expenses for the fiscal year ended May 31, 2009 was $79,659, compared to $3,572 during the twelve months ended May 31, 2008.  The increase was anticipated as the Company updated its website in order to attract potential companies to acquire or partner with, and expenses related to the conversion of debt.

Other Income (Expense).  We incurred net other expense of $31,494 for the year ended May 31, 2009 compared to net other expense of $12,406 for the year ended May 31, 2008.  During the year ended May 31, 2008, the Company sold certain assets valued at $14,105 in exchange for 28,211 shares of its common stock.  A gain on the sale of assets has been recorded in the amount of $14,105 for the year ended May 31, 2008.  Expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company and interest due to the IRS on unpaid payroll taxes.  No significant change is expected in interest expense until the Company is able to pay down the promissory notes.

Off-Balance Sheet Arrangements.

Cancer Therapeutics is not subject to any off-balance sheet arrangements.

Personnel

Cancer Therapeutics has contract personnel that we utilize to carry out our business.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of loans from our former Chief Executive Officer and from business revenues.  As of May 31, 2009, our primary source of liquidity consisted of $760 in cash and cash equivalents.  Cancer Therapeutics has sustained significant net losses which have resulted in an accumulated deficit at May 31, 2009 of $3,225,448.  Our losses raise doubts about our ability to continue the business of Cancer Therapeutics as a going concern.  Our current financial condition is dire.  Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise.  We anticipate another net loss for the year ending May 31, 2010, and

Financial Statements Table of Contents

with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues and from the sale of shares, we have substantial doubt as to our ability to continue to operate.  We believe our present capital resources are insufficient for ongoing operation.  We cannot assure you that we will be able to raise sufficient funds to continue operations.  Consequently, you could incur a loss of your entire investment in Cancer Therapeutics.

The Company has the following loans and accrued interest in default as of May 31, 2009:

Creditor	Principal Due	Interest Due
Commercial Bank	$50,000	$9,319

ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

Financial Statements Table of Contents

ITEM 8:  FINANCIAL STATEMENTS REQUIRED BY FORM 10-K

FINANCIAL STATEMENTS

CANCER THERAPEUTICS, INC.

Financial Statements for the Years
Ended May 31, 2009 and 2008
and Report of Independent Registered
Public Accounting Firm

Financial Statements Table of Contents

CONTENTS

Report of Independent Registered Public Accounting Firm  14

Balance Sheets  16

Statements of Operations  17

Statements of Stockholders’ Deficit 18

Statements of Cash Flows  19

Notes to the Financial Statements  20

Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Cancer Therapeutics, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Cancer Therapeutics, Inc. as of May 31, 2009 and the related statements of operations, stockholders’ deficit and cash flows for the years ended May 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Therapeutics, Inc. as of May 31, 2009 and the results of its operations and its  cash flows for the years ended May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has negative working capital, negative cash flows from operations, recurring operating losses, and no significant operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 10.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf, Nilson & Morrill LLC
Bountiful, Utah
September 14, 2009

Financial Statements Table of Contents

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has negative working capital, negative cash flows from operations, recurring operating losses, and no significant operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 10.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bouwhuis, Morrill & Company, LLC
Layton, Utah
September 5, 2008

Financial Statements Table of Contents

CANCER THERAPEUTICS, INC.
Balance Sheets

ASSETS
	May 31,	May 31,
	2009	2008

CURRENT ASSETS

Cash and cash equivalents	$760	$51

Total Current Assets	760	51

OTHER ASSETS

Investment in subsidiary	42,972	-

Total Other Assets	42,972	-

TOTAL ASSETS	$43,732	$51

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses (Note 4)	$127,115	$191,637
Due to related parties (Note 3)	4,341	112,445
Notes payable (Note 8)	50,000	50,000
Notes payable - related parties (Note 7)	-	165,994

Total Current Liabilities	181,456	520,076

TOTAL LIABILITIES	181,456	520,076

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares
authorized, 85,007,690 and 4,157,688 shares issued,
84,979,477 and 4,129,477 shares outstanding, respectively	85,008	4,158
Treasury stock, 28,211 shares (Note 5)	(14,105)	(14,105)
Additional paid-in capital	3,404,199	2,517,862
Prepaid consulting fees (Note 5)	(387,378)	-
Accumulated deficit	(3,225,448)	(3,027,940)

Total Stockholders' Deficit	(137,724)	(520,025)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$43,732	$51

The accompanying notes are an integral part of these financial statements

Financial Statements Table of Contents

CANCER THERAPEUTICS, INC.
Statements of Operations

	For the Years Ended
	May 31,
	2009	2008

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting	65,340	-
Professional fees	19,715	17,990
General and administrative	79,659	3,572

Total Operating Expenses	164,714	21,562

LOSS FROM OPERATIONS	(164,714)	(21,562)

OTHER INCOME (EXPENSES)

Gain on sale of assets (Note 5)	-	14,105
Loss on investment	(1,300)	-
Interest expense	(31,494)	(26,511)

Total Other Income (Expenses)	(32,794)	(12,406)

LOSS BEFORE INCOME TAXES	(197,508)	(33,968)

INCOME TAX EXPENSE	-	-

NET LOSS	$(197,508)	$(33,968)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$(0.02)	$(0.01)

BASIC AND FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	12,374,682	4,134,179

The accompanying notes are an integral part of these financial statements

Financial Statements Table of Contents

CANCER THERAPEUTICS, INC.
Statements of Stockholders' Deficit
For the Period June 1, 2007 through May 31, 2009

					Additional
	Common Stock		Treasury	Prepaid	Paid-in	Accumulated
	Shares	Amount	Stock	Equity	Capital	Deficit

Balance, June 1, 2007	4,157,688	$4,158	$-	$-	$2,517,862	$(2,993,972)

Common stock acquired and held in
treasury for the sale of assets valued
at $14,105	(28,211)	-	(14,105)	-	-	-

Net loss for the year ended
May 31, 2008	-	-	-	-	-	(33,968)

Balance, May 31, 2008	4,129,477	$4,158	$(14,105)	$-	$2,517,862	$(3,027,940)

Shares issued in satisfaction of debt	36,850,000	36,850	-	-	371,004	-

Shares issued for services	40,000,000	40,000	-	(442,718)	402,718	-

Amortization of prepaid expenses	-	-	-	55,340	-	-

Warrants issued for debt	-	-	-	-	72,343	-

Shares issued for acquistion of 2% of
Nano Therapies, Inc.	4,000,000	4,000	-	-	40,272	-

Net loss for the year ended
May 31, 2009	-	-	-	-	-	(125,165)

Balance, May 31, 2009	84,979,477	$85,008	$(14,105)	$(387,378)	$3,404,199	$(3,153,105)

The accompanying notes are an integral part of these financial statements

Financial Statements Table of Contents

CANCER THERAPEUTICS, INC.
Statements of Cash Flows

	For the Years Ended
	May 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(197,508)	$(33,968)
Adjustments to reconcile net loss to net
cash used by operating activities:
Gain on sale of assets	-	(14,105)
Amortization of prepaid services for stock	55,340	-
Warrants issued for debt	72,343	-
Loss on investment in subsidiary	1,300	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(46,127)	21,478
Due to related parties	115,361	19,083

Net Cash Provided (Used) by Operating Activities	709	(7,512)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable - related parties	-	6,550

Net Cash Provided by Financing Activities	-	6,550

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	709	(962)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51	1,013

CASH AND CASH EQUIVALENTS, END OF PERIOD	$760	$51

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$-	$5,348
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services	$442,718	$-
Common stock issued to convert debt	$407,854	$-
Common stock issued for acquisition of Nano Therapies	$44,272	$-
Warrants issued to convert debt	$72,343	$-

The accompanying notes are an integral part of these financial statements

Financial Statements Table of Contents
CANCER THERAPEUTICS, INC.
Notes to the Financial Statements
May 31, 2009 and 2008

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

Financial Statements Table of Contents
CANCER THERAPEUTICS, INC.
Notes to the Financial Statements
May 31, 2009 and 2008

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

Accounts receivable are recorded net of the allowance for doubtful accounts.  The Company generally offers 30-day credit terms on sales to its customers and requires no collateral.  The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.  As of May 31, 2009 and 2008, the allowance for doubtful accounts was $-0-.

f.      Basic and Fully Diluted Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. 128, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  The Company does not have any common stock equivalents outstanding.

	May 31, 2009	May 31, 2008

Net income (loss) (numerator)	$(197,508)	$(33,968)
Weighted average shares outstanding (denominator)	12,374,682	4,134,179
Income (loss) per share amount	$(0.02)	$(0.01)

g.	Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in

Financial Statements Table of Contents
CANCER THERAPEUTICS, INC.
Notes to the Financial Statements
May 31, 2009 and 2008

NOTE 2 -       SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.      Recent Accounting Pronouncements (Continued)

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161), which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The adoption of SFAS 162 is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (SFAS 163). SFAS 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The adoption of SFAS 163 is not expected to have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions – Including and Amendment of FASB No. 142”. This Statement is to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. This Statement establishes principles and requirements for how a not-for-profit entity by determines whether a combination is a merger or an acquisition, applies the carryover method in accounting for a merger, applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer, and determines what information

Financial Statements Table of Contents
CANCER THERAPEUTICS, INC.
Notes to the Financial Statements
May 31, 2009 and 2008

NOTE 2 -         SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.      Recent Accounting Pronouncements (Continued)

to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition. The adoption of SFAS No. 164 does not have an impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No.165, “Subsequent Events”. This statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. This statement also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, as well as, the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 does not have an impact on the Company’s financial statements.

h.      Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No 109 (FIN 48).  FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.  At May 31, 2009, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, “Accounting for Income Taxes.”  Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.  In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion, of such deferred tax assets would not be realized.  A full allowance against deferred tax assets was provided as of May 31, 2009.

At May 31, 2009, the Company had net operating loss carryforwards of approximately $3,000,000 that may be offset against future taxable income through 2029.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

Financial Statements Table of Contents

NOTE 3 -	RELATED PARTY TRANSACTIONS

The Company has been dependent upon certain individuals, officers, stockholders and other related parties to provide working capital, management services, assistance in finding new sources for debt and equity financing, and guidance in the development of the Company’s business.  The related parties have generally provided services and/or incurred expenses on behalf of the Company or have provided the necessary operating capital to continue pursuing its business.  At May 31, 2009, the Company had related party payables of $4,341.  These amounts are non-interest bearing and due on demand.

NOTE 4 -	ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses balance includes accrued interest of $9,319 and $120,251 as of May 31, 2009 and 2008, respectively.  This interest primarily relates to notes payable.  The Company also has accrued for unpaid payroll taxes for the fiscal years ended May 31, 2007, 2006 and 2005 in the amount of $42,249.  As of May 31, 2009 and 2008, the Company has accrued an additional $23,147 and $18,399, respectively, as an estimate of penalties and interest relating to this balance.  Both of these amounts are included in accounts payable and accrued expenses.

NOTE 5 -	EQUITY TRANSACTIONS

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized.  As of May 31, 2009, no rights or preferences have been designated and no preferred shares have been issued.

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

Effective April 15, 2009, the Company issued 40,000,000 shares of common stock at $0.01 per share for consulting services valued at $442,718.  There are two agreements in place for 20,000,000 shares each with two consulting firms.  These firms will assist us in seeking potential acquisitions and disruptive cancer research and technology opportunities to invest in, develop, and commercialize.  We also seek partners to co-develop drugs.  As the services contract covers the period April 15, 2009 through April 14, 2010, the Company has recorded prepaid consulting fees in the amount of $387,378 in stockholders’ deficit as of May 31, 2009.   This amount will be amortized over the contract period.

Effective May 1, 2009, the Company issued 36,850,000 shares of common stock at $0.01 per share in the amount of $407,854 for related party debt that was assigned to shareholders and converted to stock.

Effective May 15, 2009, the Company issued 4,000,000 shares of common stock at $0.01 per share as part of an agreement to purchase a 25% interest in NanoTherapies LLC.  See Note 3 above.

Financial Statements Table of Contents
CANCER THERAPEUTICS, INC.
Notes to the Financial Statements
May 31, 2009 and 2008

NOTE 6 -        FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments – On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:
Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.
The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2008 and 2007.

NOTE 7 -        NOTES PAYABLE – RELATED PARTIES

The Company has notes payable due to related parties consisting of the following:

	May 31, 2009	May 31, 2008
Notes payable to an individual, 6% interest, Due on demand, unsecured	-	104,944
Notes payable to a company, 8% interest, Matured July 31, 2006, unsecured, in default	-	36,050
Note payable to an individual, 9% interest, Due on demand, unsecured	-	25,000
Total Notes Payable – Related Parties Less: Current Portion	- -	165,994 (165,994)
Long Term Notes Payable – Related Parties	-	-

Accrued interest at May 31, 2009 and 2008 was $-0- and $115,046, respectively.

Financial Statements Table of Contents

NOTE 8 -       NOTES PAYABLE

The Company has notes payable consisting of the following:
May 31, 2009 and 2008
Note payable to a bank, 6.0% interest, Matured December 31, 2005, secured By tangible and intangible assets of the Company , in default	50,000
Total Notes Payable Less: Current Portion	50,000 (50,000)
Long-Term Notes Payable	-

Accrued interest at May 31, 2009 and 2008 was $9,319 and $5,205, respectively.

NOTE 9 -       CONCENTRATION

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

NOTE 10 -   GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the financial statements, the Company has incurred losses of approximately $3,200,000 from inception of the Company through May 31, 2009.  The Company’s stockholders’ deficit at May 31, 2009 was $137,724; its current liabilities exceeded its current assets by the same amount, and the company has no significant operations.  These factors combined raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

Financial Statements Table of Contents

NOTE 11 –    WARRANTS

On May 1, 2009 the Company issued 18,425,000 stock warrants as part of the conversion agreements with certain debt holders of the company.  The warrants entitle the holder to purchase common stock of the Company at an exercise price of $0.10.  The warrants expire 5 years from the date of issuance.

The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 1 year, a risk free interest rate of 2.02 % in 2009, a dividend yield of 0% in both years and volatility of 100% in 2009. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $72,343 during the year ended May 31, 2009.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses. Warrants vest immediately and services are provided during the period granted.

	Number of Shares	Weighted Average Exercise Price
Outstanding as of June 1, 2008	-	$ 0.00
Granted	18,425,000	0.10
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at May 31, 2009	18,425,000	$ 0.10

Common stock warrants outstanding and exercisable as of May 31, 2009 are:

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

2009	$0.10	18,425,000	5.00	18,425,000	$0.10
Total		18,425,000		18,425,000

Financial Statements Table of Contents

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A:  CONTROLS AND PROCEDURES

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

As of May 31, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Financial Statements Table of Contents

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended May 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Pursuant to the Company's Delaware Certificate of Incorporation and Bylaws, the Company's Board of Directors (the "Board") serve for one year terms.  The term of office of the members of the Board will expire at the next annual shareholders meeting.  No annual shareholders’ meeting is planned for the year 2010.

Directors and Executive Officers

Name	Age	Position(1)
Chene Gardner	45	Chief Executive Officer (appointed fiscal year 2008), Chief Financial Officer and Director

(1)           Officers hold their position at the pleasure of the board of directors, absent any employment agreement.

Chene Gardner, age 45, is the Chief Executive Officer and Chief Financial Officer of Cancer Therapeutics and a member of the Cancer Therapeutics board of directors.  Mr. Gardner was appointed as Chief Executive Officer of Cancer Therapeutics July, 2007.  Mr. Gardner was appointed to the board of

Financial Statements Table of Contents

directors of Cancer Therapeutics in August, 2004 for a one-year terms.  Mr. Gardner has served as Chief Financial Officer to Cancer Therapeutics since May, 2004.  Mr. Gardner has served as CEO and director of Global Network, Inc. since May, 2005.  Mr. Gardner served as the Chief Financial Officer of Synerteck Incorporated from March, 2001 until December, 2005.  Mr. Gardner has served as the Financial Controller of SportsNuts, Inc. since March, 2001.  SportsNuts, is a sports management and marketing company.  Prior to his association with SportsNuts, from January, 1997 to September, 1999, Mr. Gardner served as Financial Manager for Aluminum Builders, Inc., a producer of various home improvement items.  Mr. Gardner also has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries.  Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University.  Mr. Gardner not a director of any other companies which file reports pursuant to the Securities Exchange Act of 1934.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors during 2008-2009, the Board held no meetings during the fiscal year ended May 31, 2009.

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

For the 2009 fiscal year we are aware of two shareholders who have failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.  Those shareholders that failed to report timely are Cedar Ridge Management and MMAAK Holdings LLC.  Each party failed to file one (1) form 3 during the month of April, 2009.

ITEM 10:  EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal years ended May 31, 2009, 2008 and 2007 of Chene Gardner, our Chief Executive Officer, Chief Financial Officer and sole Director.  No other executive officers of Cancer Therapeutics received more than $100,000 in total salary and bonus during these periods.  Although Cancer Therapeutics may, in the future, adopt a stock option plan or a stock

Financial Statements Table of Contents

bonus plan, no such plans exist.  We did not issue any shares, options, units, or other rights to any of our executive officers during the fiscal year ended May 31, 2009.

Summary Compensation Table

Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
Chene Gardner Current CEO and CFO	2008 2007 2006	$ 0 0 0	$ 0 0 0	$ 0 0 0	$ 0 0 0	0 0 0	0 0 0	$ 0 0 0

Employment Agreements

None of our executive officers are subject to an employment agreement with

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of Cancer Therapeutics’ common stock as of August 27, 2009, by (i) each person (or group of affiliated persons) who is known by us to beneficially own more that 5% of the outstanding shares of our common stock, (ii) each director and executive officer of Cancer Therapeutics, and (iii) all executive officers and directors of Cancer Therapeutics as a group.  Unless indicated otherwise, the address for each officer, director and 5% stockholder is c/o Cancer Therapeutics, Inc., 10757 South River Front Pkwy, Suite 125, South Jordan, Utah 84095.

Financial Statements Table of Contents

	Common Stock
Directors, Executive Officers and 5% Stockholders	Number	Percent of Class(1)
Cedar Ridge Management, Inc.(2)	20,000,000	23.5%
MMAAK Holdings LLC (3)	20,000,000	23.5%

Chene Gardner(4)	1,000,000	1.2%
All Officers and Directors as a Group (1 Person)	1,000,000	1.2%

(1) For each shareholder, the calculation of percentage of beneficial ownership prior to this offering is based upon 84,979,477 shares of common stock outstanding and shares of common stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights.  The percentage ownership of any shareholder is determined by assuming that the shareholder did not purchase any shares in this offering and has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.  Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Includes 20,000,000 shares of common stock held directly by Cedar Ridge Management, Inc.  The beneficial owner of Cedar Ridge Management is Henry Meerveld.

(3) Includes 20,000,000 shares of common stock held directly by MMAAK Holdings LLC.  The beneficial owner of MMAAK Holdings LLC is Harvey Carley.

 (4) Chief Executive Officer, Chief Financial Officer and Director.  Includes 1,000,000 shares of common stock held directly by Mr. Gardner.

(b) Securities Authorized for Issuance Under Equity Compensation Plans.

The Company does not currently have an Equity Compensation Plan.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 1, 2009, we converted into common stock certain promissory notes issued by the Company to various non-affiliate creditors on September 1, 2008. Subject to the terms and conditions of the various conversion agreements entered into with the Creditors, the Cancer Therapeutics agreed to convert Notes amounting to an aggregate of $407,854 in principal, plus interest, into an aggregate of 36,850,000 shares of common stock of Cancer Therapeutics. The value of our shares for purposes of this debt conversion was $0.005 per share.  Disclosure of the note conversion was initially filed as an 8-K with the Securities and Exchange Commission on May 7, 2009.

Financial Statements Table of Contents

On April 15, 2009, we entered into consulting agreements with MMAAK Holdings, LLC and Cedar Ridge Management for the purpose of developing our new business plan for seeking to acquire NanoTherapy related companies.  20,000,000 shares were issued to each consultant pursuant to the agreements.  The value of the consulting contracts was $442,718.

On May 27, 2009, we entered into a Unit Purchase Agreement with the members of Nano Therapies LLC, a Virginia limited liability company.  Pursuant to the terms of the Purchase Agreement, we acquired from these members twenty-five percent (25%) of Nano Therapies in exchange for 4,000,000 shares of common stock of Cancer Therapeutics and $500,000 in cash to be paid in installments. The Purchase Agreement contains customary representations, warranties, covenants and conditions, as well as indemnification provisions subject to specific limitations. Disclosure of the Unit Purchase Agreement was initially filed as an 8-K with the Securities and Exchange Commission on May 29, 2009 as well as a filed copy of the Purchase Agreement.

The transactions described above were, in each case, independently negotiated and approved by a majority of our disinterested directors.  The valuations of our shares in each issuance were determined by our board of directors, taking into account the perceived tangible and intangible benefits of the services provided, debt forgiven, and association with Cancer Therapeutics, including the fact that Cancer Therapeutics was, at the time of issuance, minimal revenues, assets, and significant negative shareholder equity.  We recorded the expenses related to the issuance of shares for services during the periods incurred.  This disclosure of certain relationships and related transactions is complete and updated through August 27, 2009.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Change in Auditors

On or about January 1, 2009, we were notified that effective January 1, 2009, the audit partner of Bouwhuis, Morrill & Company, LLC (“BMC”) our auditors, joined Chisholm, Bierwolf & Nilson, LLC (“CBN”) which became Chisholm, Bierwolf, Nilson & Morrill, LLC (“CBNM”).  As a result, BMC resigned as our independent registered public accounting firm and CBNM was formally engaged as our new independent registered public accounting firm. The decision to retain CBNM as our certifying public accountant was authorized and approved by our board of directors.

During the period from the engagement of the former auditors through the date of the resignation of the former auditors, including the registrant’s most recent fiscal year and the subsequent interim period, there were no disagreements with the former auditors,  whether or not resolved, on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which, if not resolved to the former auditor’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

The reports of BMC did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Fees Billed For Audit and Non-Audit Services

Financial Statements Table of Contents

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Bouwhuis, Morrill & Company, LLC, our current independent auditor, (“BMC”) for the audit of the Company’s annual financial statements for the years ended May 31, 2009 and 2008, and all fees billed for other services rendered by BMC during those periods.

Year Ended May 31	2009	2008

Audit Fees(1)	8,000	9,000
Audit-Related Fees(2)	2,250	1,500
Tax Fees(3)	0	0
All Other Fees(4)	_______0_____	_______0_____

Total Accounting Fees and Services	10,250	10,500

 (1) Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the   Company’s filings on Form 10-K, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

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

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as a Part of this Report

(1)	Financial Statements

See “Item 8 - Financial Statements Required by Form 10-K.”

(2)	Financial Statement Schedules

The following Financial Statement Schedules of the Company, together with the report of
Bouwhuis Morrill & Company, LLC, the Company’s independent registered public accounting firm, thereon are filed as part of this Report on Form 10-K as listed below and should be read in conjunction with the consolidated financial statements of the Company:

Report of Chisholm, Bierwolf, Nilson & Morrill, LLC, Independent Accountants, on Financial Statement Schedules for 2009.

Report of Bouwhuis Morrill & Company, LLC, Independent Accountants, on Financial

Financial Statements Table of Contents

Statement Schedules for 2008.

(3)	Exhibits

See “Index to Exhibits.”

(b)	Reports on Form 8-K

Financial Statements Table of Contents

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Cancer Therapeutics, Inc., a Delaware corporation. (1)
3.2	Bylaws of Cancer Therapeutics, Inc., a Delaware corporation. (2)
4.1 4.2 4.3	Form of Common Stock Certificate. (3) Consulting Agreement with MMAAK Holdings, Inc. Consulting Agreement with Cedar Ridge Management
5.1	Opinion of Kenneth I. Denos, P.C., Attorney at Law (including consent). (4)
10.1	NanoTherapies Unit Purchase Agreement. (5)
23.1	Consent of Bouwhuis, Morrill and Company, LLC. (6)
23.2	Consent of Kenneth I. Denos, P.C. (Filed as part of Exhibit 5.1). (7)
31	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(5)	Filed as an Exhibit to the Company’s 8-K filed on May 29, 2009.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(7)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.

Financial Statements Table of Contents

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 4, 2009                                                                           By:/s/ Chene Gardner
Chene Gardner
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chene Gardner	Director, Chief Executive Officer and Chief Financial Officer	September 4, 2009

Financial Statements Table of Contents