Form 10-Q
period 2010-02-28
CANCER THERAPEUTICS INC
filed 2010-04-14
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended February 28, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of April 7, 2010, the Company had outstanding 85,569,477 shares of common stock, par value $0.001per share.

PART I

FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of February 28, 2010.

ITEM 1.	FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

CANCER THERAPEUTICS, INC.
Balance Sheets

ASSETS
	February 28,	May 31,
	2010	2009
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$455	$760

Total Current Assets	455	760

OTHER ASSETS

Loans receivable	3,445	-
Investment in subsidiary	89,622	42,972

Total Other Assets	93,067	42,972

TOTAL ASSETS	$93,522	$43,732

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$117,288	$127,115
Due to related parties	14,091	4,341
Notes payable	100,000	50,000

Total Current Liabilities	231,379	181,456

TOTAL LIABILITIES	231,379	181,456

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares
authorized, 85,597,690 and 85,007,690 shares issued,
85,569,477 and 84,979,477 shares outstanding, respectively	85,598	85,008
Treasury stock, 28,211 shares	(14,105)	(14,105)
Additional paid-in capital	3,462,609	3,404,199
Prepaid consulting fees	(96,844)	(387,378)
Accumulated deficit	(3,575,115)	(3,225,448)

Total Stockholders' Deficit	(137,857)	(137,724)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$93,522	$43,732

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Consulting	96,844	-	300,533	-
Professional fees	2,560	-	33,299	9,500
General and administrative	318	358	8,118	665

Total Operating Expenses	99,722	358	341,950	10,165

LOSS FROM OPERATIONS	(99,722)	(358)	(341,950)	(10,165)

OTHER INCOME (EXPENSES)

Loss on investment	-	-	(3,350)	-
Interest expense	(2,003)	(5,497)	(4,367)	(16,442)

Total Other Income (Expenses)	(2,003)	(5,497)	(7,717)	(16,442)

LOSS BEFORE INCOME TAXES	(101,725)	(5,855)	(349,667)	(26,607)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(101,725)	$(5,855)	$(349,667)	$(26,607)

BASIC AND FULLY DILUTED:
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	85,597,690	4,129,477	85,522,920	4,129,477

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	February 28,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(349,667)	$(26,607)
Adjustments to reconcile net loss to net
cash used by operating activities:
Amortization of prepaid services for stock	290,534	-
Loss on investment in subsidiary	3,350	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(9,827)	13,489
Due to related parties	9,750	13,088

Net Cash Used by Operating Activities	(55,860)	(30)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in subsidiary	(50,000)	-
Cash payments for loans receivable - related party	(3,445)	-

Net Cash Used by Investing Activities	(53,445)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	50,000	-
Proceeds from exercise of stock warrants	59,000	-

Net Cash Provided by Financing Activities	109,000	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(305)	(30)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	760	51

CASH AND CASH EQUIVALENTS, END OF PERIOD	$455	$21

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Notes to the Financial Statements
February 28, 2010

NOTE 1	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10K filed on September 15, 2009.  Operating results for the nine months ended February 28, 2010 are not necessarily indicative of the results to be expected for the year ending May 31, 2010.

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

NOTE 3          SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying balance sheets through the date of the filing of this Quarterly Report on Form 10-Q.  We did not identify any material subsequent events requiring adjustment to our accompanying condensed financial statements.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended February 28, 2010 and 2009.  The operations of the Company are continually decreasing as it has entered into shell status.

Revenues.  Cancer Therapeutics generated zero net revenues during the nine months ended February 28, 2010 and 2009.  As the Company has entered into shell status, revenues are expected to be at or near zero for the foreseeable future.

Consulting Expense.  Consulting expense for the three months ended February 28, 2010 was $96,844 compared to $-0- for the three months ended February 28, 2009.  For the nine months ended February 28, 2010, consulting expense was $300,533 compared to $-0- for the nine months ended February 28, 2009.  The Company issued 40,000,000 shares of common stock to various consulting firms on April 15, 2009 as we seek potential acquisitions and disruptive cancer research and technology opportunities to invest in, develop, and commercialize.  We also seek partners to co-develop drugs.  The issuance of stock was recorded as prepaid equity for the year ended May 31, 2009 as the contract goes through April, 2010.  The portion of the prepaid equity related to the three and nine months ended February 28, 2010 was recorded as consulting expense.

Professional Fees.  Our professional fees include outside legal, accounting and other professional fees.  Professional fees for the three months ended February 28, 2010 were $2,560, compared to $-0-during the three months ended February 28, 2009.  For the nine months ended February 28, 2010, professional fees were $33,299 compared to $9,500 for the nine months ended February 28, 2009.  The increase in professional fees is the result of the Company hiring a public relations firm to produce press releases which will attract potential acquisitions as well as investment capital.  Furthermore, accounting and auditing services are continually provided to the company in conjunction with the audits and preparation of the financial statements.

General and Administrative Expenses.  Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses.  General and administrative expenses for the three months ended February 28, 2010 was $318, compared to $358 during the three months ended February 28, 2009.  For the nine months ended February 28, 2010, general and administrative expenses were $8,118 compared to $665 for the nine months ended February 28, 2009.  The increase was anticipated as the Company updated its website in order to attract potential companies to acquire or partner with, and expenses related to the conversion of debt.

Other Income (Expense).  We incurred net other expense of $2,003 for the three months ended February 28, 2010 compared to net other expense of $5,497 for the three months ended February 28, 2009.  For the nine months ended February 28, 2010, we incurred net other expense of $7,717 compared to $16,442 during the nine months ended February 28, 2009.  Expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company and interest due to the IRS on unpaid payroll taxes and the loss on investment of Nano Technologies, a subsidiary of the Company.  The decrease in interest expense is due the conversion of notes payable into stock during the year ended May 31, 2009.

Off-Balance Sheet Arrangements.

Cancer Therapeutics is not subject to any off-balance sheet arrangements.

Personnel

Cancer Therapeutics has -0- full-time employees.  However, the CEO and other project-based contract personnel are utilized to carry out our business.  These project-based contract personnel are temporary engagements used to assist us.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of loans, issuance of promissory notes, and from business revenues.  As of February 28, 2010, our primary source of liquidity consisted of $455 in cash and cash equivalents.  Cancer Therapeutics has sustained significant net losses which have resulted in a total stockholders’ deficit at February 28, 2010 of $137,857.  Our losses raise doubts about our ability to continue the business of Cancer Therapeutics as a going concern.  Our current financial condition is dire.  We have defaulted on several loans, and are currently in settlement with the Internal Revenue Service for unpaid taxes.  Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise.  With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues and from the sale of shares pursuant to this offering, we have substantial doubt as to our ability to continue to operate.  We believe our present capital resources are insufficient for ongoing operation.  We cannot assure you that we will be able to raise sufficient funds to further develop and market our services.  Our lack of funds will materially affect Cancer Therapeutics, and may cause us to cease operations.  Consequently, you could incur a loss of your entire investment in Cancer Therapeutics.

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

RISK FACTORS

Operating Risks

We have Defaulted Loan Obligations.  We received loans to continue operations as detailed in our financial statements.  These loans are in default or may be in default upon demand by the creditors.  As a result of our default position, these creditors may obtain judgment or other lawful remedies to collect on the debts now or in the future.  We will still need to raise additional capital or increase our business profits to satisfy these creditors.  We cannot assure you that we will be successful in repaying any or all of these creditors.  As of February 28, 2010, the total amount due on these loans was $127,777 which consists of $114,091 of principal and $13,686 of interest.

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

As of February 28, 2010, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 28, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CANCER THERAPEUTICS, INC.

Date: April 14, 2010	BY: /S/ Chene Gardner
Chene Gardner
Chief Executive Officer