Form 10-K
period 2010-05-31
CANCER THERAPEUTICS INC
filed 2010-09-14
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-K

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2010

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

The aggregate market value of the Company’s voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on September 7, 2010, was approximately $764,815.  For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of September 7, 2010, the Company had outstanding 85,541,266 shares of common stock, par value $0.001 per share.

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

Our first investment was made into NanoTherapies LLC in May 2009.   We entered an agreement to acquire a 25% interest in NanoTherapies.  The details were filed in an 8-k filing with the Securities and Exchange Commission dated May 29, 2009.  To date the conditions of the acquisition have not been met and the acquisition of NanoTherapies may be terminated by either party.

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

    The development of these life-changing therapies for cancer treatment may possibly be achieved through an evolving set of intellectual properties and patents derived from the exploitation of calcium phosphate nanoparticles for therapeutic and diagnostic applications.  NanoTherapies has sole license and patent protection for the fundamental use of calcium phosphate nanoparticles in medical applications for the treatment and detection of blood cancers (all forms of leukemia).  NanoTherapies also owns all rights to manufacturing technologies and patents required to produce pharmaceutical quality drugs at the scale and yield needed for commercial viability.

We believe that the four NanoTherapies drugs for possible accelerated market delivery and potential revenue are:  Methotrexate, Cytarabine, Fludarabine and Daunorubicin.  Cerimide-based drugs and a newly discovered Amplified Photon Emission Therapy (APET) also comprise part of the product portfolio, but will require longer clinical trials to get to market.

In the event that the acquisition NanoTherapies discontinues then Cancer Therapeutics will be looking to effect a different merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our efforts in identifying a prospective target business will not be limited to a particular industry.  We do not have any specific business combination under consideration. We have not, nor has anyone on our behalf, taken any measure, directly or indirectly, to identify or locate any suitable acquisition candidate, nor have we engaged or retained any agent or other representative to identify or locate any such acquisition candidate.  The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (which may include actual and potential sales, earnings, cash flow and/or book value).

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

ITEM 1A:  RISK FACTORS

Operating Risks

We have Defaulted Loan Obligations.  We received loans to continue operations as detailed in our financial statements.  These loans are in default or may be in default upon demand by the creditors.  As a result of our default position, these creditors may obtain judgment or other lawful remedies to collect on the debts now or in the future.  We will still need to raise additional capital or increase our business profits to satisfy these creditors.  We cannot assure you that we will be successful in repaying any or all of these creditors.  As of May 31, 2010, the total amount due on these loans was $115,734 which consists of $100,000 of principal and $15,734 of interest.

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

ITEM 3:  LEGAL PROCEEDINGS

On July 16, 2010, Cancer Therapeutics, Inc. was served a complaint in U.S. Federal Court by SB2 Capital.  SB2 Capital invested $150,000 in Cancer Therapeutics in February, 2010.  The lawsuit claims breach of contract against Cancer Therapeutics and its officers and directors.  This lawsuit is in the process of being settled by the parties.

ITEM 4:  SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market for Common Equity and Related Stockholder Matters.

(1)	Market Information.

The Company’s Common Stock is listed on the NASD Electronic Bulletin Board (“Bulletin Board”) under the symbol “CTHP.”  The Company’s stock has been traded on the Bulletin Board since  March, 2007.  The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the fiscal year ended May 31, 2010:

           High                                                  Low
Fourth Quarter 2010	$.073	$.009
Third Quarter 2010	$.078	$.035
Second Quarter 2010	$.235	$.061
First Quarter 2010	$.40	$.012

The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the fiscal year ended May 31, 2009:

Fourth Quarter 2009	$2.00	$.10
Third Quarter 2009	$.10	$.10
Second Quarter 2009	$.10	$.31
First Quarter 2009	$.31	$.31

(2)	Holders.

As of September 7, 2010, the Company had approximately 157 holders of record of its Common Stock.

(3)	Dividends.

The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future.  The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

(4) Issuer Purchases of its Equity Securities.

None

ITEM 6.  SELECTED FINANCIAL DATA

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

Overview
Results of Operations

Following is our discussion of the relevant items affecting results of operations for the years ended May 31, 2010 and 2009.

Revenues.  Cancer Therapeutics generated net revenues of $-0- during the fiscal years ended May 31, 2010 and 2009.  No revenues are expected for the foreseeable future as we have discontinued normal operations.

Consulting Expense.  Consulting expense for the fiscal year ended May 31, 2010 was $397,378 compared to $65,340 for the twelve months ended May 31, 2009.  The Company issued 40,000,000 shares of common stock to various consulting firms as we seek potential acquisitions and disruptive cancer research and technology opportunities to invest in, develop, and commercialize.  We also seek partners to co-develop drugs.

Professional Fees.  Our professional fees include outside legal, accounting and other professional fees.  Professional fees for the fiscal year ended May 31, 2010 were $61,427, compared to $19,715 during the twelve months ended May 31, 2009.  The increase was the result of increased legal fees and transfer agent fees in regards to various transactions during the year.  No major changes were expected in accounting and auditing services as they are continually provided to the company in conjunction with the audits and preparation of the financial statements.

General and Administrative Expenses.  Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses.  General and administrative expenses for the fiscal year ended May 31, 2010 was $52,596, compared to $79,659 during the twelve months ended May 31, 2009.  The decrease was anticipated as during the year ended May 31, 2009 the Company updated its website in order to attract potential companies to acquire or partner with, and incurred expenses related to the conversion of debt.

Other Income (Expense).  We incurred net other expense of $106,778 for the year ended May 31, 2010 compared to net other expense of $32,794 for the year ended May 31, 2009.  The increase is mainly the result in the loss on investment of $96,417 during the year ended May 31, 2010 compared to a loss on investment of $1,300 during the twelve months ended May 31, 2009.  The Company has written off all of the investment in its subsidiary, Nano Therapies.  Other expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company and interest due to the IRS on unpaid payroll taxes.  No significant change is expected in interest expense until the Company is able to pay down the promissory notes.

Off-Balance Sheet Arrangements.

Cancer Therapeutics is not subject to any off-balance sheet arrangements.

Personnel

Cancer Therapeutics has contract personnel that we utilize to carry out our business.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of loans from our former Chief Executive Officer and from business revenues.  As of May 31, 2010, our primary source of liquidity consisted of $33,686 in cash and cash equivalents.  Cancer Therapeutics has sustained significant net losses which have resulted in an accumulated deficit at May 31, 2010 of $3,843,627.  Our losses raise doubts about our ability to continue the business of Cancer Therapeutics as a going concern.  Our current financial condition is dire.  Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise.  We anticipate another net loss for the year ending May 31, 2011, and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues and from the sale of shares, we have substantial doubt as to our ability to continue to operate.  We believe our present capital resources are insufficient for ongoing operation.  We cannot assure you that we will be able to raise sufficient funds to continue operations.  Consequently, you could incur a loss of your entire investment in Cancer Therapeutics.

ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8:  FINANCIAL STATEMENTS REQUIRED BY FORM 10-K

FINANCIAL STATEMENTS

CANCER THERAPEUTICS, INC.

Financial Statements for the Years
Ended May 31, 2010 and 2009
and Report of Independent Registered
Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Cancer Therapeutics, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Cancer Therapeutics, Inc. as of May 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the years ended May 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Therapeutics, Inc. as of May 31, 2010 and 2009 and the results of its operations and its  cash flows for the years ended May 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Chisholm, Bierwolf, Nilson & Morrill LLC
Bountiful, Utah
September 14, 2010

CANCER THERAPEUTICS, INC.
Balance Sheets

ASSETS
	May 31,	May 31,
	2010	2009

CURRENT ASSETS

Cash and cash equivalents	$33,686	$760

Total Current Assets	33,686	760

OTHER ASSETS

Notes receivable	61,000	-
Interest receivable	802	-
Investment in subsidiary	-	42,972

Total Other Assets	61,802	42,972

TOTAL ASSETS	$95,488	$43,732

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$124,763	$127,115
Due to related parties	18,250	4,341
Other accrued expenses	150,000	-
Notes payable	100,000	50,000

Total Current Liabilities	393,013	181,456

TOTAL LIABILITIES	393,013	181,456

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares
authorized, 200 and -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 85,569,477 and 84,979,477 shares issued
and outstanding, respectively	85,598	85,008
Treasury stock, 28,211 shares	(14,105)	(14,105)
Additional paid-in capital	3,474,609	3,404,199
Prepaid consulting fees	-	(387,378)
Accumulated deficit	(3,843,627)	(3,225,448)

Total Stockholders' Deficit	(297,525)	(137,724)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$95,488	$43,732

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Operations

	For the Years Ended
	May 31,
	2010	2009

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting	397,378	65,340
Professional fees	61,427	19,715
General and administrative	52,596	79,659

Total Operating Expenses	511,401	164,714

LOSS FROM OPERATIONS	(511,401)	(164,714)

OTHER INCOME (EXPENSES)

Interest income	802	-
Loss on investment	(96,417)	(1,300)
Interest expense	(11,163)	(31,494)

Total Other Income (Expenses)	(106,778)	(32,794)

LOSS BEFORE INCOME TAXES	(618,179)	(197,508)

INCOME TAX EXPENSE	-	-

NET LOSS	$(618,179)	$(197,508)

BASIC AND FULLY DILUTED:
Net loss per common share	$(0.01)	$(0.02)

Weighted average shares outstanding	107,084,724	12,374,682

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Stockholders' Deficit
For the Period June 1, 2008 through May 31, 2010

							Additional
	Preferred Stock		Common Stock		Treasury	Prepaid	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Equity	Capital	Deficit

Balance, June 1, 2008	-	$-	4,129,477	$4,158	$(14,105)	$-	$2,517,862	$(3,027,940)

Shares issued in satisfaction of debt	-	-	36,850,000	36,850	-	-	371,004	-

Shares issued for services	-	-	40,000,000	40,000	-	(442,718)	402,718	-

Amortization of prepaid expenses	-	-	-	-	-	55,340	-	-

Warrants issued for debt	-	-	-	-	-	-	72,343	-

Shares issued for acquistion of 25% of
Nano Therapies, Inc.	-	-	4,000,000	4,000	-	-	40,272	-

Net loss for the year ended
May 31, 2009	-	-	-	-	-	-	-	(197,508)

Balance, May 31, 2009	-	$-	84,979,477	$85,008	$(14,105)	$(387,378)	$3,404,199	$(3,225,448)

Exercise of warrants	-	-	590,000	590	-	-	58,410	-

Amortization of prepaid expenses	-	-	-	-	-	387,378	-	-

Preferred stock issued for services	200	-	-	-	-	-	12,000	-

Net loss for the year ended
May 31, 2010	-	-	-	-	-	-	-	(618,179)

Balance, May 31, 2010	200	$-	85,569,477	$85,598	$(14,105)	$-	$3,474,609	$(3,843,627)

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Statements of Cash Flows

	For the Years Ended
	May 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(618,179)	$(197,508)
Adjustments to reconcile net loss to net
cash used by operating activities:
Preferred stock issued for services	12,000	-
Amortization of prepaid services for stock	387,378	55,340
Warrants issued for debt	-	72,343
Loss on investment in subsidiary	96,417	1,300
Changes in operating assets and liabilities:
Interest receivable	(802)	-
Accounts payable and accrued expenses	147,648	(46,127)
Due to related parties	13,909	115,361

Net Cash Provided by Operating Activities	38,371	709

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash payments to subsidiary	(53,445)	-
Cash payments for loans receivable	(61,000)	-

Net Cash Used by Investing Activities	(114,445)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	50,000	-
Proceeds from exercise of stock warrants	59,000	-

Net Cash Provided by Financing Activities	109,000	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	32,926	709

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	760	51

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,686	$760

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services	$-	$442,718
Common stock issued to convert debt	$-	$407,854
Common stock issued for acquisition of Nano Therapies	$-	$44,272
Warrants issued to convert debt	$-	$72,343
Preferred stock issued for services	$12,000	$-

The accompanying notes are an integral part of these financial statements

CANCER THERAPEUTICS, INC.
Notes to the Financial Statements
May 31, 2010 and 2009

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
May 31, 2010 and 2009

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

Accounts receivable are recorded net of the allowance for doubtful accounts.  The Company generally offers 30-day credit terms on sales to its customers and requires no collateral.  The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.  As of May 31, 2010 and 2009, the allowance for doubtful accounts was $-0-.  As of May 31, 2010 and 2009, the allowance for notes receivable was $-0-.

f.      Basic and Fully Diluted Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. ASC 260, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  As of May 31, 2010, the Company has 17,835,000 stock warrants outstanding which have been included in the calculation below.

	May 31, 2010	May 31, 2009

Net income (loss) (numerator)	$(618,179)	$(197,508)
Weighted average shares outstanding (denominator)	107,084,724	12,374,682
Income (loss) per share amount	$(0.01)	$(0.02)

g.	Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

CANCER THERAPEUTICS, INC.
Notes to the Financial Statements
May 31, 2010 and 2009

NOTE 2 -        SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.	Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after

CANCER THERAPEUTICS, INC.
Notes to the Financial Statements
May 31, 2010 and 2009

NOTE 2 -        SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.	Recent Accounting Pronouncements (continued)

December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited.  Adoption of FASB ASC 810-10-65 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and

CANCER THERAPEUTICS, INC.
Notes to the Financial Statements
May 31, 2010 and 2009

NOTE 2 -        SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.	Recent Accounting Pronouncements (continued)

clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. Adoption of FASB ASC 860-10 did not have a material impact on the Company’s financial statements.

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009.

In April 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The Company does not believe this standard will have any impact on the financial statements.

h.      Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

NOTE 2 -        SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.      Income Taxes (continued)

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At May 31, 2010, the Company had net operating loss carryforwards of approximately $3,000,000 which may be offset against future taxable income through 2030.  No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of May 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
NOL Carryover	$300,762	$258,206
Valuation allowance	(300,762)	(258,206)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended May 31, 2010 and 2009 due to the following:

	2010	2009
Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL Benefit	42,556	11,549
Valuation allowance	(42,556)	(11,549)
	$-	$-

NOTE 2 -        SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.      Income Taxes (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended May 31,
	2010	2009
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

At May 31, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of May 31, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended May 31, 2010, 2009 and 2008.

NOTE 3 -       RELATED PARTY TRANSACTIONS

The Company has been dependent upon certain individuals, officers, stockholders and other related parties to provide working capital, management services, assistance in finding new sources for debt and equity financing, and guidance in the development of the Company’s business.  The related parties have generally provided services and/or incurred expenses on behalf of the Company or have provided the necessary operating capital to continue pursuing its business.  At May 31, 2010, the Company had related party payables of $18,250.  These amounts are non-interest bearing and due on demand.

NOTE 4 -	ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses balance includes accrued interest of $15,734 and $9,319 as of May 31, 2010 and 2009, respectively.  This interest primarily relates to notes payable.  The Company also has accrued for unpaid payroll taxes for the fiscal years ended May 31, 2010 and 2009 in the amount of $42,249.  As of May 31, 2010 and 2009, the Company has accrued an additional $27,895 and $23,147, respectively, as an estimate of penalties and interest relating to this balance.  Both of these amounts are included in accounts payable and accrued expenses.

NOTE 5 -	EQUITY TRANSACTIONS

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized.  As of May 31, 2010, no rights or preferences have been designated and no preferred shares have been issued.

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

Effective April 15, 2009, the Company issued 40,000,000 shares of common stock at $0.01 per share for consulting services valued at $442,718.  There are two agreements in place for 20,000,000 shares each with two consulting firms.  These firms will assist us in seeking potential acquisitions and disruptive cancer research and technology opportunities to invest in, develop, and commercialize.  We also seek partners to co-develop drugs.  As the services contract covers the period April 15, 2009 through April 14, 2010, the Company has recorded prepaid consulting fees in the amount of $387,378 in stockholders’ deficit as of May 31, 2009.   This amount has been amortized over the contract period and the balance is zero as of May 31, 2010.

Effective May 1, 2009, the Company issued 36,850,000 shares of common stock at $0.01 per share in the amount of $407,854 for related party debt that was assigned to shareholders and converted to stock.

Effective May 15, 2009, the Company issued 4,000,000 shares of common stock at $0.01 per share as part of an agreement to purchase a 25% interest in NanoTherapies LLC.

Effective October 15, 2009, the Company issued 6,000,000 shares of common stock at $0.01 per share as part of an agreement to purchase an additional 26% interest in NanoTherapies LLC.  These shares were issued in connection with a letter of intent which never materialized.  Therefore, the shares were returned and cancelled and deemed void upon issuance.

Preferred Stock

During the year ended May 31, 2010, the Company approved the creation of Class A Preferred stock. The preferred shares are entitled to one million votes per share but do not have any rights of conversion into shares of common stock.  Pursuant to Delaware General Corporate Law, the holder of the preferred stock cannot take any action to benefit him personally as a shareholder without the vote of a majority of the common shareholders.  On April 22, 2010 the Company authorized and approved the issuance of 200 shares of Class A Preferred stock to the Company CEO/CFO in lieu of compensation for one year of $12,000.00.

NOTE 6 -       FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments – On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements. This guidance definces fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of May 31, 2010 and 2009.

NOTE 7 -                 NOTES RECEIVABLE

The Company has notes receivable consisting of the following:

	May 31, 2010	May 31, 2009
Note receivable from a company, 8.0% interest, due on demand	61,000	-
Total Notes Receivable Less: Current Portion	61,000 (61,000)	- -
Long Term Notes Receivable	-	-

This loan was made to an un-related party which assists the Company at times with legal matters.  Accrued interest at May 31, 2010 and 2009 was $802 and $-0-, respectively.

NOTE 8 -        NOTES PAYABLE

The Company has notes payable consisting of the following:

	May 31, 2010	May 31, 2009
Note payable to a bank, 8.25% interest, Matured December 31, 2005, secured By tangible and intangible assets of the Company, in default	50,000	50,000
Note payable to a company, 8.0% interest, matures at November 3, 2010, unsecured	50,000	-
Total Notes Payable Less: Current Portion	100,000 (100,000)	50,000 (50,000)
Long Term Notes Payable	-	-

Accrued interest at May 31, 2010 and 2009 was $15,734 and $9,319, respectively.

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

NOTE 10 -     GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the financial statements, the Company has incurred losses of approximately $3,900,000 from inception of the Company through May 31, 2010.  The Company’s stockholders’ deficit at May 31, 2010 was $297,525; its current liabilities exceeded its current assets by the same amount, and the company has no significant operations.  These factors combined raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

The Company’s management is exploring all of its options so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain

NOTE 10 -     GOING CONCERN CONSIDERATIONS (Continued)

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

	Number of Shares	Weighted Average Exercise Price
Outstanding as of June 1, 2008	-	$0.00
Granted	18,425,000	0.10
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at May 31, 2009	18,425,000	$0.10
Granted	-	0.00
Exercised	590,000	0.10
Cancelled	-	0.00
Outstanding at May 31, 2010	17,835,000	$0.10

NOTE 11 –     WARRANTS (Continued)

Common stock warrants outstanding and exercisable as of May 31, 2010 are:

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

2009	$0.10	17,835,000	5.00	17,835,000	$0.10
Total		17,835,000		17,835,000

NOTE 12 –     LITIGATION

The Company has been named in various legal proceedings involving an investor arising through various financing activities. Management is defending against the litigation; however, $150,000 has been included in other accrued expenses related to the lawsuit. Management believes that this is the maximum exposure of the Company related to the litigation. Nevertheless, due to uncertainties in the litigation process, it is at least reasonably possible that management’s view of the outcome could change materially in the near term.

NOTE 13 –     SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events that would have a material impact on the financial statements.

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

As of May 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of May 31, 2010 due to two significant deficiencies.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following significant deficiencies in internal control over financial reporting:

·	Incomplete recording of the loss on investment in Nano Technologies prior to the audit conducted by our principal independent accounting firm.

·	Incomplete recording of the contingency loss recognition (See Note 12 to the financial statements) prior to the audit conducted by our principal independent accounting firm.

In light of the significant deficiencies described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management intends to mitigate the risk of significant deficiencies going forward by utilizing external financial consulting services prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

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

Changes in Internal Control over Financial Reporting

Management intends to mitigate the risk of significant deficiencies going forward by utilizing external financial consulting services prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

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

Directors and Executive Officers

Name	Age	Position(1)
Chene Gardner	46	Chief Executive Officer (appointed fiscal year 2008), Chief Financial Officer and Director

(1)           Officers hold their position at the pleasure of the board of directors, absent any employment agreement.

Chene Gardner, age 46, is the Chief Executive Officer and Chief Financial Officer of Cancer Therapeutics and a member of the Cancer Therapeutics board of directors.  Mr. Gardner was appointed as Chief Executive Officer of Cancer Therapeutics July, 2007.  Mr. Gardner was appointed to the board of directors of Cancer Therapeutics in August, 2004 for a one-year terms.  Mr. Gardner has served as Chief Financial Officer to Cancer Therapeutics since May, 2004.  Mr. Gardner has served as CEO and director of Global Network, Inc. since May, 2005.  Mr. Gardner served as the Chief Financial Officer of Synerteck Incorporated from March, 2001 until December, 2005.  Mr. Gardner has served as the Financial Controller of SportsNuts, Inc. since March, 2001.  SportsNuts, is a sports management and marketing company.  Prior to his association with SportsNuts, from January, 1997 to September, 1999, Mr. Gardner served as Financial Manager for Aluminum Builders, Inc., a producer of various home improvement items.  Mr. Gardner also has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries.  Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University.  Mr. Gardner not a director of any other companies which file reports pursuant to the Securities Exchange Act of 1934.

Clayton B. Barlow, age 38, Mr. Barlow was appointed to the Board of Directors of Cancer Therapeutics in April 2010 for a one-year term.  Mr. Barlow is an IT Specialist and Manager for Secure Netwerks, Inc., a computer hardware and software reseller and service provider.  Mr. Barlow has been with Secure Newerks since January, 2005.   From January 2001 until January 2005, Mr. Barlow was the President of Synerteck Incorporated Mr. Barlow was appointed to the board of directors of Synerteck in January, 2004 for a one-year term expiring January, 2005 and has been the President of Synerteck prior to its corporate formation (as a division of SportsNuts, Inc.) since December, 2000.  Prior to his association with Synerteck, from October, 1999 to December, 2000, Mr. Barlow was an international project manager for STSN, Inc., a Salt Lake City-based provider of high speed internet access for the hospitality industry with a focus on business hotels.  At STSN, Mr. Barlow was responsible for designing and integrating hotel internet infrastructure with access units in each hotel room.  From September, 1997 to October, 1999, Mr. Barlow was the President of Maxim Mortgage, Corp., a residential mortgage broker based in Salt Lake City, Utah.  Mr. Barlow holds MCSE 2000, MCP, and A+ certifications.  Mr. Barlow is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors during 2009-2010, the Board held no meetings during the fiscal year ended May 31, 2010.

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

For the 2010 fiscal year we are unaware of tshareholders who have failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10:  EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal years ended May 31, 2010, 2009, and 2008 of Chene Gardner, our Chief Executive Officer, Chief Financial Officer and sole Director.  No other executive officers of Cancer Therapeutics received more than $100,000 in total salary and bonus during these periods.  Although Cancer Therapeutics may, in the future, adopt a stock option plan or a stock bonus plan, no such plans exist.

On April 22 2010, Cancer Therapeutics, Inc. approved the creation of Class “A” shares of restricted Preferred Stock (“Preferred Shares”).  The Company approved the issuance of 200 Preferred shares to Chene Gardner, the company CEO and CFO, in lieu of compensation for one (1) year of service to the Company.  Holders of the Preferred Shares are entitled to one million votes per share, consequently giving Mr. Gardner voting control of the Company, or

70.39% voting control of the Company.  The Preferred Shares do not have any rights of conversion into shares of common stock.

Summary Compensation Table

Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
Chene Gardner Current CEO and CFO	2010 2009 2008	$ 0 0 0	$ 0 0 0	$ 0 0 0	$ 0 0 0	0 0 0	0 0 0	$ 0 0 0

Employment Agreements

None of our executive officers are subject to an employment agreement with

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of Cancer Therapeutics’ common stock as of September 7, 2010, by (i) each person (or group of affiliated persons) who is known by us to beneficially own more that 5% of the outstanding shares of our common stock, (ii) each director and executive officer of Cancer Therapeutics, and (iii) all executive officers and directors of Cancer Therapeutics as a group.  Unless indicated otherwise, the address for each officer, director and 5% stockholder is c/o Cancer Therapeutics, Inc., 10757 South River Front Pkwy, Suite 125, South Jordan, Utah 84095.

	Common Stock
Directors, Executive Officers and 5% Stockholders	Number	Percent of Class(1)
Cedar Ridge Management, Inc.(2)	20,000,000	23.5%
MMAAK Holdings LLC (3)	20,000,000	23.5%

Chene Gardner(4)	1,000,000	1.2%
Clayton Barlow(5) All Officers and Directors as a Group (1 Person)	0 1,000,000	0% 1.2%

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

(3) Includes 20,000,000 shares of common stock held directly by MMAAK Holdings LLC.  The beneficial owner of MMAAK Holdings LLC is Harvey Carley.

 (4) Chief Executive Officer, Chief Financial Officer and Director.  Includes 1,000,000 shares of common stock held directly by Mr. Gardner.  Mr. Gardner has voting control of the Company.  Mr. Gardner holds 200 shares of Preferred Series A Stock with super-voting rights equal to 200 million votes.

(5) Director.

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

On April 22 2010, Cancer Therapeutics, Inc.  approved the creation of Class “A” shares of restricted Preferred Stock (“Preferred Shares”).  The rights, preferences, privileges, restrictions and characteristics of the Preferred Shares are detailed in the Certificate of Designation to the Certificate of Incorporation filed as an exhibit to the Company’s 8-k filed on April 22, 2010.  The Company approved the issuance of 200 Preferred shares to Chene Gardner, the company CEO and CFO, in lieu of compensation for one (1) year of service to the Company.  Holders of the Preferred Shares are entitled to one million votes per share, consequently giving Mr. Gardner voting control of the Company, or 70.39% voting control of the Company.  The Preferred Shares do not have any rights of conversion into shares of common stock.

The transactions described above were, in each case, independently negotiated and approved by a majority of our disinterested directors.  The valuations of our shares in each issuance were determined by our board of directors, taking into account the perceived tangible and intangible benefits of the services provided, debt forgiven, and association with Cancer Therapeutics, including the fact that Cancer
Therapeutics was, at the time of issuance, minimal revenues, assets, and significant negative shareholder equity.  We recorded the expenses related to the issuance of shares for services during the periods incurred.  This disclosure of certain relationships and related transactions is complete and updated through September 7, 2009.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Change in Auditors

None
Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Chisholm, Bierwolf, Nilson & Morrill, LLC, our current independent auditor,  for the audit of the Company’s annual financial statements for the years ended May 31, 2010 and 2009, and all fees billed for other services rendered by our auditor during those periods.

Year Ended May 31	2010	2009

Audit Fees(1)	9,000	8,000
Audit-Related Fees(2)	2,900	2,250
Tax Fees(3)	0	0
All Other Fees(4)	0	0

Total Accounting Fees and Services	11,900	10,250

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

The following Financial Statement Schedules of the Company, together with the report of
Chisholm, Bierwolf, Nilson & Morrill, LLC, the Company’s independent registered public accounting firm, thereon are filed as part of this Report on Form 10-K as listed below and should be read in conjunction with the consolidated financial statements of the Company:

Report of Chisholm, Bierwolf, Nilson & Morrill, LLC, Independent Accountants, on Financial Statement Schedules for 2010.

Report of Chisholm, Bierwolf, Nilson & Morrill, LLC, Independent Accountants, on Financial Statement Schedules for 2009.

(3)	Exhibits

See “Index to Exhibits.”

(b)	Reports on Form 8-K

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Cancer Therapeutics, Inc., a Delaware corporation. (1)
3.2	Bylaws of Cancer Therapeutics, Inc., a Delaware corporation. (2)
4.1 4.2 4.3	Form of Common Stock Certificate. (3) Consulting Agreement with MMAAK Holdings, Inc. Consulting Agreement with Cedar Ridge Management
5.1	Opinion of Kenneth I. Denos, P.C., Attorney at Law (including consent). (4)
10.1	NanoTherapies Unit Purchase Agreement. (5)
23.1	Consent of Bouwhuis, Morrill and Company, LLC. (6)
23.2	Consent of Kenneth I. Denos, P.C. (Filed as part of Exhibit 5.1). (7)
31	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(5)	Filed as an Exhibit to the Company’s 8-K filed on May 29, 2009.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(7)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2010                                                                           By:/s/ Chene Gardner
Chene Gardner
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chene Gardner	Director, Chief Executive Officer and Chief Financial Officer	September 14, 2010