Form 10-Q
period 2010-11-30
CANCER THERAPEUTICS INC
filed 2011-01-19
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended November 30, 2010

OR

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 333-119915

NANO DIMENSIONS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	20-1499421
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10757 South River Front Pkwy, Suite 125
South Jordan, Utah	84095
(Address of Principal Executive Offices)	(Zip Code)

(801) 816-2533
Issuer’s Telephone Number, Including Area Code

Cancer Therapeutics, Inc.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of January 17, 2011, the Company had outstanding 171,083 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of November 30, 2010.

ITEM 1.	FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

NANO DIMENSIONS, INC.
(formerly Cancer Therapeutics, Inc.)
Balance Sheets

ASSETS
	November 30,	May 31,
	2010	2010
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$118	$33,686

Total Current Assets	118	33,686

OTHER ASSETS

Notes receivable	61,000	61,000
Interest receivable	3,249	802

Total Other Assets	64,249	61,802

TOTAL ASSETS	$64,367	$95,488

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$120,477	$124,763
Due to related party	17,500	18,250
Other accrued expenses	150,000	150,000
Notes payable	100,000	100,000

Total Current Liabilities	387,977	393,013

TOTAL LIABILITIES	387,977	393,013

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and
outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares
authorized, 171,139 and 171,139 shares issued,
respectively	171	171
Treasury stock, 56 shares	(14,105)	(14,105)
Additional paid-in capital	3,560,036	3,560,036
Accumulated deficit	(3,869,712)	(3,843,627)

Total Stockholders' Deficit	(323,610)	(297,525)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$64,367	$95,488

The accompanying notes are an integral part of these financial statements.

NANO DIMENSIONS, INC.
(formerly Cancer Therapeutics, Inc.)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Consulting	-	96,845	-	203,689
Professional fees	12,210	12,096	15,320	30,739
General and administrative	4,509	1,247	9,138	7,800

Total Operating Expenses	16,719	110,188	24,458	242,228

LOSS FROM OPERATIONS	(16,719)	(110,188)	(24,458)	(242,228)

OTHER INCOME (EXPENSES)

Interest income	1,217	-	2,447	-
Loss on investment	-	(2,010)	-	(3,350)
Interest expense	(2,026)	(1,324)	(4,074)	(2,364)

Total Other Income (Expenses)	(809)	(3,334)	(1,627)	(5,714)

LOSS BEFORE INCOME TAXES	(17,528)	(113,522)	(26,085)	(247,942)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(17,528)	$(113,522)	$(26,085)	$(247,942)

BASIC AND FULLY DILUTED:
Net loss per common share	$(0.10)	$(0.66)	$(0.15)	$(1.45)

Weighted average shares outstanding	171,083	171,083	171,083	171,000

The accompanying notes are an integral part of these financial statements.

NANO DIMENSIONS, INC.
(formerly Cancer Therapeutics, Inc.)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	November 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(26,085)	$(247,942)
Adjustments to reconcile net loss to net
cash used by operating activities:
Amortization of prepaid services for stock	-	193,689
Loss on investment in subsidiary	-	3,350
Changes in operating assets and liabilities:
Interest receivable	(2,447)	-
Accounts payable and accrued expenses	(4,286)	(4,417)
Due to related party	(750)	-

Net Cash Used by Operating Activities	(33,568)	(55,320)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in subsidiary	-	(50,000)
Cash payments for loans receivable - related party	-	(3,445)

Net Cash Used by Investing Activities	-	(53,445)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	-	50,000
Proceeds from exercise of stock warrants	-	59,000

Net Cash Provided by Financing Activities	-	109,000

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(33,568)	235

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,686	760

CASH AND CASH EQUIVALENTS, END OF PERIOD	$118	$995

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NANO DIMENSIONS, INC.
(Formerly Cancer Therapeutics, Inc.)
Notes to the Financial Statements
November 30, 2010
(Unaudited)

NOTE 1 -       ORGANIZATION AND DESCRIPTION OF BUSINESS

Nano Dimensions, Inc. (formerly Cancer Therapeutics, Inc.) (the Company), was incorporated under the laws of the State of Delaware on August 12, 2004.  The Company was organized for the purpose of producing and preserving activated cells for use in cancer treatment primarily through agreements with clinics, hospitals, and physicians.  Effective July 31, 2007, the Company sold certain assets in exchange of 56 shares of its common stock which are now held in treasury.  Following this transaction the Company has entered into shell status with no significant operations.

Effective November 5, 2010, the Company effected a 1 for 500 reverse stock split which reduced the number of issued shares of common stock from 85,569,477 shares to 171,139 shares.  All share and per share amounts have been adjusted to retroactively reflect this stock split.

NOTE 2 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10K filed on September 14, 2010.  Operating results for the six months ended November 30, 2010 are not necessarily indicative of the results to be expected for the year ending May 31, 2011.

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

The Company’s management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months.  The Company is attempting to improve these conditions by way of financial assistance through issuances of additional.

NANO DIMENSIONS, INC.
(Formerly Cancer Therapeutics, Inc.)
Notes to the Financial Statements
November 30, 2010
(Unaudited)

NOTE 3 -        GOING CONCERN CONSIDERATIONS (continued)

equity and by generating revenues through sales of products and services.  No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

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

NOTE 4 -        NOTES RECEIVABLE

The Company has notes receivable consisting of the following:

	November 30, 2010	May 31, 2010
Note receivable from a company, 8.0% interest, due on demand	$61,000	$61,000
Total Notes Receivable	61,000	61,000
Less: Current Portion	-	-
Long Term Notes Receivable	$61,000	$61,000

This loan was made to an unrelated party which assists the Company at times with legal matters.  Accrued interest at November 30, 2010 and May 31, 2010 was $3,249 and $802, respectively.

NOTE 5 -	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses balance includes accrued interest of $19,808 and $15,734 as of November 30, 2010 and May 31, 2010, respectively.  This interest primarily relates to notes payable.  The Company also has accrued for unpaid payroll taxes for the fiscal years ended May 31, 2010 and 2009 in the amount of $42,249.  As of November 30, 2010 and May 31, 2010, the Company has accrued an additional $27,895 as an estimate of penalties and interest relating to this balance.  Both of these amounts are included in accounts payable and accrued expenses.

NANO DIMENSIONS, INC.
(Formerly Cancer Therapeutics, Inc.)
Notes to the Financial Statements
November 30, 2010
(Unaudited)

NOTE 6 -        DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

The Company has amounts due to related parties consisting of the following:

	November 30, 2010	May 31, 2010
Amount due to Chene Gardner, chief executive officer and chief financial officer of the Company, for unpaid accounting and management services, non-interest bearing, due on demand	$17,500	$18,250
Total	$17,500	$18,250

For the six months ended November 30, 2010 and 2009, accounting and management fees charged by Mr. Gardner were $5,250 and $4,500, respectively.

NOTE 7 -        OTHER ACCRUED EXPENSES AND LITIGATION

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

NOTE 8 -        NOTES PAYABLE

The Company has notes payable consisting of the following:
	November 30, 2010	May 31, 2010
Note payable to a bank, 8.25% interest, matured December 31, 2005, secured by tangible and intangible assets of the Company, in default	$50,000	$50,000
Note payable to a company, 8.0% interest, matured November 3, 2010, unsecured, in default	50,000	-
Total Notes Payable	100,000	50,000
Less: Current Portion	(100,000)	(50,000)
Long Term Notes Payable	$-	$-

Accrued interest at November 30, 2010 and May 31, 2010 was $19,808 and $15,734, respectively.

NANO DIMENSIONS, INC.
(Formerly Cancer Therapeutics, Inc.)
Notes to the Financial Statements
November 30, 2010
(Unaudited)

NOTE 9 -        EQUITY TRANSACTIONS

Preferred Stock

During the year ended May 31, 2010, the Company approved the creation of Class A Preferred stock. The preferred shares are entitled to 2,000 votes per share but do not have any rights of conversion into shares of common stock.  Pursuant to Delaware General Corporate Law, the holder of the preferred stock cannot take any action to benefit him personally as a shareholder without the vote of a majority of the common shareholders.  On April 22, 2010 the Company authorized and approved the issuance of 200 shares of Class A Preferred stock to Chene Gardner, chief executive officer and chief financial officer of the Company, in lieu of compensation for one year of $12,000.

Common Stock

Effective October 15, 2009, the Company issued 12,000 shares of common stock at $5.00 per share as part of an agreement to purchase an additional 26% interest in NanoTherapies LLC.  These shares were issued in connection with a letter of intent which never materialized.  Therefore, the shares were agreed to be returned and cancelled and deemed void upon issuance.

NOTE 10 -      WARRANTS

On May 1, 2009 the Company issued 36,850 stock warrants as part of the conversion agreements with certain debt holders of the company.  The warrants entitle the holder to purchase common stock of the Company at an exercise price of $50.00 per share.  The warrants expire 5 years from the date of issuance.

The following table summarizes the changes in warrants outstanding for the year ended May 31, 2010 and the six months ended November 30, 2010. These warrants were granted in lieu of cash compensation for services performed or financing expenses. Warrants vest immediately and services are provided during the period granted.
	Number of Shares	Weighted Average Exercise Price
Outstanding as of May 31, 2009	36,850	$50.00
Granted	-	-
Exercised	(1,180)	(50.00)
Expired	-	-
Outstanding at May 31, 2010	35,670	$50.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at November 30, 2010	35,670	$50.00

NOTE 10 -      WARRANTS (continued)

Common stock warrants outstanding and exercisable as of November 30, 2010 are:

	Warrants Outstanding			Warrants Exercisable
Year Granted	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

2009	$50.00	35,670	5.00	35,670	$50.00
Total		35,670		35,670

NOTE 11 -     COMMITMENTS

On June 1, 2009, the Company executed a Sublease Agreement with Acadia Properties, LLC to sublease office space located in South Jordan, Utah.  The sublease has a term from June 1, 2009 to March 31, 2011 and provides for monthly base rent of $1,500.  For the six months ended November 30, 2010 and 2009, rent expense was $9,000 and $9,000, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    You should read the following discussion of the company's financial condition and results of operations in conjunction with the audited financial statements and related notes included in the filing of the company’s latest annual 10-K.  This discussion may contain forward-looking statements, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language.  Actual results could differ materially from those projected in the forward looking statements.  You should carefully consider the information under the caption "Risk Factors" in this filing, in addition to the other information set forth in this report.  We caution you that Nano Dimensions’ business and financial performance is subject to substantial risks and uncertainties.

Overview

On July 31, 2007, the Company sold all operating assets to a shareholder of the Company.  This transaction resulted in the Company becoming a shell (as defined in Rule 12b-2 of the Exchange Act).

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended November 30, 2010 and 2009.  The operations of the Company are continually decreasing as it has entered into shell status.

Revenues.  Nano Dimensions generated zero net revenues during the three and six months ended November 30, 2010 and 2009.  As the Company has entered into shell status, revenues are expected to be at or near zero for the foreseeable future.

Consulting Expense.  Consulting expense for the three months ended November 30, 2010 was $-0- compared to $96,845 for the three months ended November 30, 2009.  For the six months ended November 30, 2010, consulting expense was $-0- compared to $203,689 during the six months ended November 30, 2009.  The Company issued 40,000,000 shares of common stock to various consulting firms on April 15, 2009 as we seek potential acquisitions and disruptive cancer research and technology opportunities to invest in, develop, and commercialize.  We also seek partners to co-develop drugs.  The issuance of stock was recorded as prepaid equity for the year ended May 31, 2009 as the contract period was through April, 2010.  The portion of the prepaid equity related to the three and six months ended November 30, 2009 was recorded as consulting expense.

Professional Fees.  Our professional fees include outside legal, accounting and other professional fees.  Professional fees for the three months ended November 30, 2010 were $12,210, compared to $12,096 during the three months ended November 30, 2009.  For the six months ended November 30, 2010, professional fees were $15,320 compared to $30,739 during the six months ended November 30, 2009.  The decrease in professional fees is the result of the Company hiring a public relations firm during the six months ended November 30, 2009 to produce press releases which will attract potential acquisitions as well as investment capital.  Furthermore, accounting and auditing services are continually provided to the company in conjunction with the audits and preparation of the financial statements.

General and Administrative Expenses.  Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses.  General and administrative expenses for the three months ended November 30, 2010 was $4,509, compared to $1,247 during the three months ended November 30, 2009.  For the six months ended November 30, 2010, general and administrative expenses were $9,138 compared to $7,800 during the six months ended November 30, 2009.  The company expects general and administrative expenses to remain at these levels in the future.

Other Income (Expense).  We incurred net other expense of $809 for the three months ended November 30, 2010 compared to net other expense of $3,334 for the three months ended November 30, 2009.  For the six months ended November 30, 2010, net other expenses were $1,627 compared to $5,714 during the six months ended November 30, 2009.  Expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company.  During the six months ended November 30, 2009 the Company also recorded a loss on investment of Nano Technologies, a previous subsidiary of the Company.

Off-Balance Sheet Arrangements.

Nano Dimensions is not subject to any off-balance sheet arrangements.

Personnel

Nano Dimensions has -0- full-time employees.  However, the CEO and other project-based contract personnel are utilized to carry out our business.  These project-based contract personnel are temporary engagements used to assist us.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of loans, issuance of promissory notes, and from business revenues.  As of November 30, 2010, our primary source of liquidity consisted of $118 in cash and cash equivalents.  Nano Dimensions has sustained significant net losses which have resulted in a total stockholders’ deficit at November 30, 2010 of $323,610.  Our losses raise doubts about our ability to continue the business of Nano Dimensions as a going concern.  Our current financial condition is dire.  We have defaulted on several loans, and are currently in settlement with the Internal Revenue Service for unpaid taxes.  Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise.  With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues and from the sale of shares pursuant to this offering, we have substantial doubt as to our ability to continue to operate.  We believe our present capital resources are insufficient for ongoing operation.  We cannot assure you that we will be able to raise sufficient funds to further develop and market our services.  Our lack of funds will materially affect Nano Dimensions, and may cause us to cease operations.  Consequently, you could incur a loss of your entire investment in Nano Dimensions.

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

We undertake no obligation to update any forward-looking statements, but you are advised to consult any further disclosures by Nano Dimensions on this subject in its subsequent filings pursuant to the Securities Exchange Act of 1934.  Furthermore, we are providing these cautionary statements identifying risk factors, listed below, that could cause our actual results to differ materially from expected and historical results.  It is not possible for our management to foresee or identify all such factors.
Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

RISK FACTORS

Operating Risks

We have Defaulted Loan Obligations.  We received loans to continue operations as detailed in our financial statements.  These loans are in default or may be in default upon demand by the creditors.  As a result of our default position, these creditors may obtain judgment or other lawful remedies to collect on the debts now or in the future.  We will still need to raise additional capital or increase our business profits to satisfy these creditors.  We cannot assure you that we will be successful in repaying any or all of these creditors.  As of November 30, 2010, the total amount due on these loans was $119,808 which consists of $100,000 of principal and $19,808 of interest.

We Have Consistently Operated at a Loss.  Nano Dimensions was organized in 1991 and has consistently operated at a loss, and we cannot assure you that we will be able to operate Nano Dimensions profitably.  In the event we are unsuccessful at operating our business profitably, we cannot assure you that Nano Dimensions could successfully become involved in any other business venture.  We presently have no plans, commitment, or arrangements with respect to any other potential business venture.

We have no Operating Capital, and We Must Raise Additional Capital to Remain in Business.  We presently have no operating capital and are dependent upon future fundraising efforts to provide the minimum capital necessary to continue our business.  Such fundraising efforts may include the sale of additional shares of Nano Dimensions such as is contemplated in this offering or will involve commercial borrowing.  Although we believe that our status as a publicly-traded company will enhance our ability to raise additional capital, our financial condition is dire and we are currently operating with no or very little working capital, and several loan obligations.  We cannot assure you that such our shares will ever be publicly traded and capital will be available to meet the costs of our operations, or that it will be available on acceptable terms.  Even if we raise the maximum amount of fundraising, we will still need to raise additional capital to operate our company.  Presently, our current offering is our sole source of potential funding and we have no commitments or arrangements from commercial lenders or other sources.

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

You Could be Diluted from the Issuance of Additional Common and Preferred Stock.  Nano Dimensions is authorized to issue up to 500,000,000 shares of common stock and 20,000,000 shares of preferred stock.  To the extent of such authorization, our board of directors will have the ability, without seeking shareholder approval, to issue additional shares of common stock in the future for such consideration as the board may consider sufficient.  The issuance of additional common stock in the future may reduce your proportionate ownership and voting power.

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

As of November 30, 2010, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

On July 16, 2010, Nano Dimensions, Inc. was served a complaint in U.S. Federal Court by SB2 Capital.  SB2 Capital invested $150,000 in Nano Dimensions in February, 2010.  The lawsuit claims breach of contract against Nano Dimensions and its officers and directors.  This lawsuit is in the process of being litigated by the parties.  This debt is recorded on the financial statements as other accrued expenses.

ITEM 1A.           RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 19, 2010, the Company changed its name to Nano Dimensions, Inc. and filed a Restated Certificate of Incorporation with the state of Delaware.  The Restatement was approved through a majority shareholder consent, and notice to the non-consenting shareholders was sent in accordance with Delaware law.

 Furthermore, the majority of the Company shareholders decided to effect a reverse split of the Company’s common shares.  Effective at the close of business on November 5, 2010, for every five hundred (500) shares of common stock of the Company held, each shareholder shall received one (1) share of the Company’s common stock.  Fractional shares were rounded up to the nearest one (1) share of common stock of the Company.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

    The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Restated Certificate of Incorporation of Nano Dimensions, Inc., a Delaware corporation. (1)
3.2	Bylaws of Nano Dimensions, Inc., a Delaware corporation. (2)
23.1	Consent of Bouwhuis, Morrill and Company, LLC. (8)
23.2	Consent of Kenneth I. Denos, P.C. (Filed as part of Exhibit 5.1). (9)
31	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Form 8-K filed with the Commission on October 25, 2010.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANO DIMENSIONS, INC.

Date: January 17, 2010	BY: /S/ Chene Gardner
Chene Gardner
Chief Executive Officer