Form 10-Q
period 2011-02-28
CANCER THERAPEUTICS INC
filed 2011-04-14
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended February 28, 2011

OR

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 000-52473

NANO DIMENSIONS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	20-1499421
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11650 South State St. Suite 240
Draper, Utah	84020
(Address of Principal Executive Offices)	(Zip Code)

(801) 816-2533
Issuer’s Telephone Number, Including Area Code

Cancer Therapeutics, Inc.
(Former name or former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ] No [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definition of  “large accelerated filer,”   “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act.  (Check one):

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of April 8, 2011, the Company had outstanding 171,083 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of February 28, 2011.

ITEM 1.	FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

NANO DIMENSIONS, INC.
(formerly Cancer Therapeutics, Inc.)
Balance Sheets

ASSETS
	February 28,	May 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$109	$33,686

Total Current Assets	109	33,686

OTHER ASSETS

Notes receivable	61,000	61,000
Interest receivable	4,452	802

Total Other Assets	65,452	61,802

TOTAL ASSETS	$65,561	$95,488

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$128,539	$124,763
Due to related party	18,500	18,250
Other accrued expenses	150,000	150,000
Notes payable	100,000	100,000

Total Current Liabilities	397,039	393,013

TOTAL LIABILITIES	397,039	393,013

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and
outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares
authorized, 171,139 and 171,139 shares issued,
respectively	171	171
Treasury stock, 56 shares	(14,105)	(14,105)
Additional paid-in capital	3,560,036	3,560,036
Accumulated deficit	(3,877,580)	(3,843,627)

Total Stockholders' Deficit	(331,478)	(297,525)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$65,561	$95,488

The accompanying notes are an integral part of these financial statements.

NANO DIMENSIONS, INC.
(formerly Cancer Therapeutics, Inc.)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Consulting	-	96,844	-	300,533
Professional fees	2,559	2,560	17,879	33,299
General and administrative	4,509	318	13,647	8,118

Total Operating Expenses	7,068	99,722	31,526	341,950

LOSS FROM OPERATIONS	(7,068)	(99,722)	(31,526)	(341,950)

OTHER INCOME (EXPENSES)

Interest income	1,203	-	3,650	-
Loss on investment	-	-	-	(3,350)
Interest expense	(2,003)	(2,003)	(6,077)	(4,367)

Total Other Income (Expenses)	(800)	(2,003)	(2,427)	(7,717)

LOSS BEFORE INCOME TAXES	(7,868)	(101,725)	(33,953)	(349,667)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(7,868)	$(101,725)	$(33,953)	$(349,667)

BASIC AND FULLY DILUTED:
Net loss per common share	$(0.05)	$(0.59)	$(0.20)	$(2.04)

Weighted average shares outstanding	171,083	171,195	171,083	171,046

The accompanying notes are an integral part of these financial statements.

NANO DIMENSIONS, INC.
(formerly Cancer Therapeutics, Inc.)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	February 28,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(33,953)	$(349,667)
Adjustments to reconcile net loss to net
cash used by operating activities:
Amortization of prepaid services for stock	-	290,534
Loss on investment in subsidiary	-	3,350
Changes in operating assets and liabilities:
Interest receivable	(3,650)	-
Accounts payable and accrued expenses	3,776	(9,827)
Due to related party	250	9,750

Net Cash Used by Operating Activities	(33,577)	(55,860)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in subsidiary	-	(50,000)
Cash payments for loans receivable - related party	-	(3,445)

Net Cash Used by Investing Activities	-	(53,445)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	-	50,000
Proceeds from exercise of stock warrants	-	59,000

Net Cash Provided by Financing Activities	-	109,000

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(33,577)	(305)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,686	760

CASH AND CASH EQUIVALENTS, END OF PERIOD	$109	$455

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NANO DIMENSIONS, INC.
(Formerly Cancer Therapeutics, Inc.)
Notes to the Financial Statements
February 28, 2011
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

NOTE 2 -       BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10K filed on September 14, 2010.  Operating results for the nine months ended February 28, 2011 are not necessarily indicative of the results to be expected for the year ending May 31, 2011.

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

NANO DIMENSIONS, INC.
(Formerly Cancer Therapeutics, Inc.)
Notes to the Financial Statements
February 28, 2011
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

NOTE 4 -        NOTES RECEIVABLE

The Company has notes receivable consisting of the following:

	February 28, 2011	May 31, 2010
Note receivable from a company, 8.0% interest, due on demand	$61,000	$61,000
Total Notes Receivable	61,000	61,000
Less: Current Portion	-	-
Long Term Notes Receivable	$61,000	$61,000

This loan was made to an unrelated party which assists the Company at times with legal matters.  Accrued interest at February 28, 2011 and May 31, 2010 was $4,452 and $802, respectively.

NOTE 5 -	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses balance includes accrued interest of $21,811 and $15,734 as of February 28, 2011 and May 31, 2010, respectively.  This interest primarily relates to notes payable.  The Company also has accrued for unpaid payroll taxes for the fiscal years ended May 31, 2010 and 2009 in the amount of $42,249.  As of February 28, 2011 and May 31, 2010, the Company has accrued an additional $27,895 as an estimate of penalties and interest relating to this balance.  Both of these amounts are included in accounts payable and accrued expenses.

NANO DIMENSIONS, INC.
(Formerly Cancer Therapeutics, Inc.)
Notes to the Financial Statements
February 28, 2011
(Unaudited)

NOTE 6 -        DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

The Company has amounts due to related parties consisting of the following:

	February 28, 2011	May 31, 2010
Amount due to Chene Gardner, chief executive officer and chief financial officer of the Company, for unpaid accounting and management services, non-interest bearing, due on demand	$18,500	$18,250
Total	$18,500	$18,250

For the nine months ended February 28, 2011 and 2010, accounting and management fees charged by Mr. Gardner were $4,500 and $4,500, respectively.

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

NOTE 8 -         NOTES PAYABLE

The Company has notes payable consisting of the following:

	February 28, 2011	May 31, 2010
Note payable to a bank, 8.25% interest, matured December 31, 2005, secured by tangible and intangible assets of the Company, in default	$50,000	$50,000
Note payable to a company, 8.0% interest, matured November 3, 2010, unsecured, in default	50,000	-
Total Notes Payable	100,000	50,000

Less: Current Portion	(100,000)	(50,000)
Long Term Notes Payable	$-	$-

NOTE 8 -        NOTES PAYABLE (Continued)

Accrued interest at February 28, 2011 and May 31, 2010 was $21,811 and $15,734, respectively.

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

The following table summarizes the changes in warrants outstanding for the year ended May 31, 2010 and the nine months ended February 28, 2011. These warrants were granted in lieu of cash compensation for services performed or financing expenses. Warrants vest immediately and services were provided during the period granted.

NANO DIMENSIONS, INC.
(Formerly Cancer Therapeutics, Inc.)
Notes to the Financial Statements
February 28, 2011
(Unaudited)

NOTE 10 -        WARRANTS (Continued)

	Number of Shares	Weighted Average Exercise Price
Outstanding as of May 31, 2009	36,850	$50.00
Granted	-	-
Exercised	(1,180)	(50.00)
Expired	-	-
Outstanding at May 31, 2010	35,670	$50.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at February 28, 2011	35,670	$50.00

Common stock warrants outstanding and exercisable as of February 28, 2011 are:

	Warrants Outstanding			Warrants Exercisable
Year Granted	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

2009	$50.00	35,670	5.00	35,670	$50.00
Total		35,670		35,670

NOTE 11 -      COMMITMENTS

On June 1, 2009, the Company executed a Sublease Agreement with Acadia Properties, LLC to sublease office space located in South Jordan, Utah.  The sublease has a term from June 1, 2009 to March 31, 2011 and provides for monthly base rent of $1,500.  The lease continues on a month to month basis.  For the nine months ended February 28, 2011 and 2010, rent expense was $13,500 and $13,500, respectively.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended February 28, 2011 and 2010.  The operations of the Company are continually decreasing as it has entered into shell status.

Revenues.  Nano Dimensions generated zero net revenues during the three and nine months ended February 28, 2011 and 2010.  As the Company has entered into shell status, revenues are expected to be at or near zero for the foreseeable future.

Consulting Expense.  Consulting expense for the three months ended February 28, 2011 was $-0- compared to $96,844 for the three months ended February 28, 2010.  For the nine months ended February 28, 2011, consulting expense was $-0- compared to $300,533 during the nine months ended February 28, 2010.  The Company issued 40,000,000 shares of common stock to various consulting firms on April 15, 2009 as we seek potential acquisitions and disruptive cancer research and technology opportunities to invest in, develop, and commercialize.  We also seek partners to co-develop drugs.  The issuance of stock was recorded as prepaid equity for the year ended May 31, 2009 as the contract period was through April, 2010.  The portion of the prepaid equity related to the three and nine months ended February 28, 2010 was recorded as consulting expense.

Professional Fees.  Our professional fees include outside legal, accounting and other professional fees.  Professional fees for the three months ended February 28, 2011 were $2,559, compared to $2,560 during the three months ended February 28, 2010.  For the six months ended February 28, 2011, professional fees were $17,879 compared to $33,299 during the nine months ended February 28, 2010.  The decrease in professional fees is the result of the Company hiring a public relations firm during the nine months ended February 28, 2010 to produce press releases which will attract potential acquisitions as well as investment capital.  Furthermore, accounting and auditing services are continually provided to the company in conjunction with the audits and preparation of the financial statements.

General and Administrative Expenses.  Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses.  General and administrative expenses for the three months ended February 28, 2011 was $4,509, compared to $318 during the three months ended February 28, 2010.  For the nine months ended February 28, 2011, general and administrative expenses were $13,647 compared to $8,118 during the nine months ended February 28, 2010.  The company expects general and administrative expenses to remain at these levels in the future.

Other Income (Expense).  We incurred net other expense of $800 for the three months ended February 28, 2011 compared to net other expense of $2,003 for the three months ended February 28, 2010.  For the nine months ended February 28, 2011, net other expenses were $2,427 compared to $7,717 during the nine months ended February 28, 2010.  Expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company.  During the nine months ended February 28, 2010 the Company also recorded a loss on investment of Nano Technologies, a previous subsidiary of the Company.

Off-Balance Sheet Arrangements.

Nano Dimensions is not subject to any off-balance sheet arrangements.

Personnel

Nano Dimensions has -0- full-time employees.  However, the CEO and other project-based contract personnel are utilized to carry out our business.  These project-based contract personnel are temporary engagements used to assist us.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of loans, issuance of promissory notes, and from business revenues.  As of February 28, 2011, our primary source of liquidity consisted of $109 in cash and cash equivalents.  Nano Dimensions has sustained significant net losses which have resulted in a total stockholders’ deficit at February 28, 2011 of $331,478.  Our losses raise doubts about our ability to continue the business of Nano Dimensions as a going concern.  Our current financial condition is dire.  We have defaulted on several loans, and are currently in settlement with the Internal Revenue Service for unpaid taxes.  Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise.  With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues and from the sale of shares pursuant to this offering, we have substantial doubt as to our ability to continue to operate.  We believe our present capital resources are insufficient for ongoing operation.  We cannot assure you that we will be able to raise sufficient funds to further develop and market our services.  Our lack of funds will materially affect Nano Dimensions, and may cause us to cease operations.  Consequently, you could incur a loss of your entire investment in Nano Dimensions.

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

RISK FACTORS

Operating Risks

We have Defaulted Loan Obligations.  We received loans to continue operations as detailed in our financial statements.  These loans are in default or may be in default upon demand by the creditors.  As a result of our default position, these creditors may obtain judgment or other lawful remedies to collect on the debts now or in the future.  We will still need to raise additional capital or increase our business profits to satisfy these creditors.  We cannot assure you that we will be successful in repaying any or all of these creditors.  As of February 28, 2011, the total amount due on these loans was $121,811 which consists of $100,000 of principal and $21,811 of interest.

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

As of February 28, 2011, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 28, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	OTHER INFORMATION

Not applicable.

ITEM 5.	EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Restated Certificate of Incorporation of Nano Dimensions, Inc., a Delaware corporation. (1)
3.2	Bylaws of Nano Dimensions, Inc., a Delaware corporation. (2)
23.1	Consent of Bouwhuis, Morrill and Company, LLC. (8)
23.2	Consent of Kenneth I. Denos, P.C. (Filed as part of Exhibit 5.1). (9)
31	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Form 8-K filed with the Commission on October 25, 2010.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANO DIMENSIONS, INC.

Date: April 14, 2011	By:	/s/ Chene Gardner
Chene Gardner
Chief Executive Officer