Form 10-K
period 2011-05-31
Nano Dimensions, Inc.
filed 2011-09-13
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [ X ]

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

The aggregate market value of the Company’s voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on August 30, 2011, was approximately $106,900. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 30, 2011, the Company had outstanding 171,419 shares of common stock, par value $0.001 per share.

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

Unless the context requires otherwise, references to the Company are to Nano Dimensions, Inc.

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

BUSINESS OVERVIEW

CORPORATE ORGANIZATION

Nano Dimensions, Inc. was originally incorporated on May 1, 1991 in the state of Tennessee under the name “Cancer Therapeutics Incorporated, ” and renamed “Nano Dimensions, Inc.” on October 19, 2011. On September 7, 2004, we reincorporated Cancer Therapeutics Incorporated in the state of Delaware as Cancer Therapeutics, Inc. Cancer Therapeutics Incorporated was acquired by Immune Complex Corporation on September 15, 1998 and subsequently Immune Complex Corporation liquidated its assets (which assets included all of the then-issued shares of Cancer Therapeutics Incorporated) on June 8, 2000. The shareholders of Immune Complex Corporation were issued shares of Cancer Therapeutics Incorporated on a pro rata basis.

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

As of July 31, 2007, Cancer Therapeutics executed a Stock Purchase and Sale Agreement with Dr. Robert Oldham, its former Chief Executive Officer and director. In exchange for 56 post-split shares (28,211 pre-split shares) of common stock of Cancer Therapeutics held by Mr. Oldham, Cancer Therapeutics transferred all of its shares of Cancer Therapeutics, Inc., a Utah corporation, to Mr. Oldham. Cancer Therapeutics, Inc., a Utah company, holds certain assets received from Cancer Therapeutics including the laboratory equipment and certain intellectual property. As a result, all of the operations of Cancer Therapeutics as a biotherapy research and development company are discontinued.

In May, 2009 we changed our focus to becoming an early stage biotechnology business incubator, with a specific emphasis on disruptive treatments using nanotechnology.  Our first investment was made into NanoTherapies LLC in May 2009.  We entered an agreement to acquire a 25% interest in NanoTherapies. The details were filed in an 8-k filing with the Securities and Exchange Commission dated May 29, 2009. To date the conditions of the acquisition have not been met and the acquisition of NanoTherapies was terminated.

THE BUSINESS OF NANO DIMENSIONS

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

REPORTS TO SECURITY HOLDERS

Nano Dimensions, Inc. is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 333-119915. Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States. Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

ITEM 1A: RISK FACTORS

Operating Risks

We have Defaulted Loan Obligations. We received loans to continue operations as detailed in our financial statements. These loans are in default or may be in default upon demand by the creditors. As a result of our default position, these creditors may obtain judgment or other lawful remedies to collect on the debts now or in the future. We will still need to raise additional capital or increase our business profits to satisfy these creditors. We cannot assure you that we will be successful in repaying any or all of these creditors. As of May 31, 2011, the total amount due on these loans was $55,651 which consists of $55,000 of principal and $651 of interest.

We Have Consistently Operated at a Loss. Nano Dimensions was organized in 1991 and has consistently operated at a loss, and we cannot assure you that we will be able to operate Nano Dimensions profitably. In the event we are unsuccessful at operating our business profitably, we cannot assure you that Nano Dimensions could successfully become involved in any other business venture due to the fact that our personnel are trained only in biotherapy and not in other services. We presently have no plans, commitment, or arrangements with respect to any other potential business venture.

We have no Operating Capital, and We Must Raise Additional Capital to Remain in Business. We presently have no operating capital and are dependent upon future fundraising efforts to provide the minimum capital necessary to continue our business. Such fundraising efforts may include the sale of additional shares of Nano Dimensions or will involve commercial borrowing. Although we believe that our status as a publicly-traded company will enhance our ability to raise additional capital, our financial condition is dire and we are currently operating with no or very little working capital and several loan obligations. We cannot assure you that our shares will continue to be publicly traded and capital will be available to meet the costs of our operations, or that it will be available on acceptable terms. Presently, we have no commitments or arrangements from commercial lenders or other sources.

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

We Have Never Issued a Dividend and Don’t Anticipate any Dividends in the Future. Nano Dimensions has never issued a dividend and we do not anticipate paying dividends on our common stock in the foreseeable future. Furthermore, we may also be restricted from paying dividends in the future pursuant to subsequent financing arrangements or pursuant to Delaware law.

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

ITEM 2: DESCRIPTION OF PROPERTY

Nano Dimensions does not own any real property. We sublease approximately 300 square feet in Draper, Utah. We have not yet adopted any policies regarding investment in real property, as we do not expect to make any real estate purchases in the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

In February 2010, the Company received $150,000 cash from an investor pursuant to the Company’s prospective sale of 7,600 post-split shares (3,800,000 pre-split shares) of its common stock at a $19.50 post-split price ($0.039 pre-split price) per share. Subsequently, the investor refused to sign the subscription agreement and in July 2010, served a Complaint against the Company and Company counsel in U.S. Federal Court seeking recovery of the $150,000 and additional damages.

On April 20, 2011 the Company and Company counsel executed a settlement Agreement with the investor. The Agreement provides that the Company and Company counsel jointly and severally agree to pay the investor a total of $170,000, $50,000 in April 2011 (which was paid by the Company in April 2011), $60,000 in May 2011 (unpaid to date), and $60,000 in June 2011 ($15,000 was paid August 5, 2011, $25,000 was paid August 23,2011, $20,000 unpaid to date), with default interest at a rate of 18% per annum from the date of any Event of Default. The Agreement also provides that the investor will not pursue prosecution of the Complaint so long as payment of the Settlement Amount is timely made and that the investor will file a timely with prejudice dismissal of the Complaint upon full satisfaction of the Settlement Amount.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market for Common Equity and Related Stockholder Matters.

(1) Market Information.

The Company’s Common Stock is listed on the NASD Electronic Bulletin Board (“Bulletin Board”) under the symbol “NDSI.” The Company’s stock has been traded on the Bulletin Board since March, 2007. The following table sets forth, for the periods indicated, the high and low closing sales prices (as adjusted for the November 5, 2010 1 for 500 reverse stock split), as to Bulletin Board prices of shares of the Company’s Common Stock during the fiscal year ended May 31, 2011:

	High	Low
Fourth Quarter 2011	$2.50	$.75
Third Quarter 2011	$3.29	$.35
Second Quarter 2011	$2.50	$.55
First Quarter 2011	$4.50	$2.50

The following table sets forth, for the periods indicated, the high and low closing sales prices (as adjusted for the November 5, 2010 1 for 500 reverse stock split), as to Bulletin Board prices of shares of the Company’s Common Stock during the fiscal year ended May 31, 2010:

	High	Low
Fourth Quarter 2010	$36.50	$4.50
Third Quarter 2010	$39.00	$17.50
Second Quarter 2010	$117.50	$30.50
First Quarter 2010	$200.00	$6.00

(2) Holders.

As of September 1, 2011, the Company had approximately 157 holders of record of its Common Stock.

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

Overview

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the years ended May 31, 2011 and 2010.

Revenues. Nano Dimensions generated net revenues of $-0- during the fiscal years ended May 31, 2011 and 2010. No revenues are expected for the foreseeable future as we have discontinued normal operations.

Consulting Expense. Consulting expense for the fiscal year ended May 31, 2011 was $-0- compared to $397,378 for the twelve months ended May 31, 2010. The Company issued 40,000,000 shares of common stock to various consulting firms as part of the old business plan where the Company sought for potential acquisitions and disruptive cancer research and technology opportunities to invest in, develop, and commercialize.  The Company anticipates that consulting expenses will be kept to very low levels while we remain in shell status.

Professional Fees. Our professional fees include outside legal, accounting and other professional fees. Professional fees for the fiscal year ended May 31, 2011 were $47,852 compared to $61,427 during the twelve months ended May 31, 2010. The decrease was the result of legal fees and transfer agent fees which were incurred for various transactions during the year ended May 31, 2010. No major changes are expected in accounting and auditing services as they are continually provided to the company in conjunction with the audits and preparation of the financial statements.

General and Administrative Expenses. Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses. General and administrative expenses for the fiscal year ended May 31, 2011 was $38,156 compared to $52,596 during the twelve months ended May 31, 2010. The decrease was anticipated as during the year ended May 31, 2010 the Company updated its website in order to attract potential companies to acquire or partner with, and incurred expenses related to the conversion of debt.

Other Income (Expense). We incurred net other income of $190,053 for the year ended May 31, 2011 compared to net other expense of $106,778 for the year ended May 31, 2010. During the year ended May 31, 2011, the Company recorded a gain on the extinguishment of debt in the amount of $191,955. Contributing to the expense for the year ended May 31, 2010 was a loss on investment of $96,417. The Company has written off all of the investment in its subsidiary, Nano Therapies. Other expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company. No significant change is expected in interest expense until the Company is able to pay down the promissory notes.

Off-Balance Sheet Arrangements.

Nano Dimensions is not subject to any off-balance sheet arrangements.

Personnel

Nano Dimensions has contract personnel that we utilize to carry out our business.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from loans and sales of common stock. As of May 31, 2011, our primary source of liquidity consisted of $4,877 in cash and cash equivalents. Nano Dimensions has sustained significant net losses which have resulted in an accumulated deficit at May 31, 2011 of $3,719,582. Our losses raise doubts about our ability to continue the business of Nano Dimensions as a going concern. Our current financial condition is dire. Consequently, we anticipate that we will require additional cash inflows from sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise. We anticipate another net loss for the year ending May 31, 2012, and with the expected cash requirements for the coming months, without additional cash inflows, we have substantial doubt as to our ability to continue to operate. We believe our present capital resources are insufficient for ongoing operation. We cannot assure you that we will be able to raise sufficient funds to continue operations. Consequently, you could incur a loss of your entire investment in Nano Dimensions.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

NANO DIMENSIONS, INC.

Financial Statements for the Years

Ended May 31, 2011 and 2010

and Report of Independent Registered

Public Accounting Firm

11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nano Dimensions, Inc. (formerly Cancer Therapeutics, Inc.)

I have audited the accompanying balance sheet of Nano Dimensions, Inc. (formerly Cancer Therapeutics, Inc.) (the Company) as of May 31, 2011 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Nano Dimensions, Inc. as of May 31, 2010, were audited by another auditor whose report dated September 14, 2010 expressed an unqualified opinion on those statements.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nano Dimensions, Inc. as of May 31, 2011 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York

September 13, 2011

NANO DIMENSIONS, INC.
(formerly Cancer Therapeutics, Inc.)
Balance Sheets

ASSETS
	May 31,	May 31,
	2011	2010

CURRENT ASSETS

Cash and cash equivalents	$4,877	$33,686

Total Current Assets	4,877	33,686

OTHER ASSETS

Notes receivable	57,500	61,000
Interest receivable	5,628	802

Total Other Assets	63,128	61,802

TOTAL ASSETS	$68,005	$95,488

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$63,985	$124,763
Due to related party	22,500	18,250
Other accrued expenses	120,000	150,000
Notes payable	55,000	100,000

Total Current Liabilities	261,485	393,013

TOTAL LIABILITIES	261,485	393,013

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and
outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares
authorized, 171,419 and 171,475 shares issued,
respectively	171	171
Treasury stock, 0 and 56 shares, respectively	-	(14,105)
Additional paid-in capital	3,546,931	3,560,036
Accumulated deficit	(3,739,582)	(3,843,627)

Total Stockholders' Deficit	(193,480)	(297,525)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$68,005	$95,488

The accompanying notes are an integral part of these financial statements

NANO DIMENSIONS, INC.
(formerly Cancer Therapeutics, Inc.)
Statements of Operations

	For the Year Ended
	May 31,
	2011	2010

NET REVENUES	$—	$—

OPERATING EXPENSES

Consulting	—	397,378
Professional fees	47,852	61,427
General and administrative	38,156	52,596

Total Operating Expenses	86,008	511,401

LOSS FROM OPERATIONS	(86,008)	(511,401)

OTHER INCOME (EXPENSES)

Gain on extinguishment of debt	191,955	—
Interest income	4,826	802
Loss on investment	—	(96,417)
Interest expense	(6,728)	(11,163)

Total Other Income (Expenses)	190,053	(106,778)

INCOME (LOSS) BEFORE INCOME TAXES	104,045	(618,179)

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$104,045	$(618,179)

BASIC AND DILUTED:
Net income (loss) per common share	$0.61	$(3.62)

Weighted average common shares outstanding	171,419	170,885

The accompanying notes are an integral part of these financial statements

NANO DIMENSIONS, INC.
(formerly Cancer Therapeuctics, Inc.)
Statements of Stockholders' Deficit
For the Period June 1, 2009 through May 31, 2011

								Additional
	Preferred Stock		Common Stock			Treasury	Prepaid	Paid-in	Accumulated
	Shares	Amount	Shares	Amount		Stock	Equity	Capital	Deficit

Balance, June 1, 2009	—	$—	170,295	$170		$(14,105)	$(387,378)	$3,489,037	$(3,225,448)

Exercise of warrants	—	—	1,180	1		—	—	58,999	—

Amortization of prepaid expenses	—	—	—	—		—	387,378	—	—

Preferred stock issued for services	200	—	—	—		—	—	12,000	—

Net loss for the year ended
May 31, 2010	—	—	—	—		—	—	—	(618,179)

Balance, May 31, 2010	200	—	171,475	171		(14,105)	—	3,560,036	(3,843,627)

Cancellation of Treasury Stock	—	—	(56)	—		14,105	—	(14,105)	—

Net income for the year ended
May 31, 2011	—	—	—	—		—	—	—	104,045

Balance, May 31, 2011	200	$—	171,419	$171	$	(-)	$—	$3,645,931	$(3,739,582)

The accompanying notes are an integral part of these financial statements

NANO DIMENSIONS, INC.
(formerly Cancer Therapeutics, Inc.)
Statements of Cash Flows
(Unaudited)

	For the Year Ended
	May 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$124,045	$(618,179)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Preferred stock issued for services	—	12,000
Amortization of prepaid services for stock	—	387,378
Loss on investment in subsidiary	—	96,417
Gain on extinguishment of debt	(191,955)	—
Changes in operating assets and liabilities:
Interest receivable	(4,826)	(802)
Accounts payable and accrued expenses	(18,823)	147,648
Due to related party	4,250	13,909

Net Cash Provided (Used) by Operating Activities	(87,309)	38,371

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash payments to subsidiary	—	(53,445)
Cash payments for notes receivable	—	(61,000)
Proceeds from payments on notes receivable	3,500	—

Net Cash Provided (Used) by Investing Activities	3,500	(114,445)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	55,000	50,000
Proceeds from exercise of stock warrants	—	59,000

Net Cash Provided by Financing Activities	55,000	109,000

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(28,809)	32,926

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,686	760

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,877	$33,686

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITES:

Preferred stock issued for services	$—	$12,000

The accompanying notes are an integral part of these financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nano Dimensions, Inc. (the Company), was incorporated under the laws of the State of Delaware on August 12, 2004 with authorized common stock of 100,000,000 shares (increased to 500,000,000 shares on October 19, 2010) and authorized preferred stock of 10,000,000 shares (increased to 20,000,000 shares on October 19, 2010). Both classes of stock have a par value of $0.001 per share. The Company was organized for the purpose of producing and preserving activated cells for use in cancer treatment primarily through agreements with clinics, hospitals, and physicians. Effective July 31, 2007, the Company sold certain assets in exchange for 56 shares of its common stock which are now held in treasury. Following this transaction the Company entered into shell status with no significant operations.

The Company was originally formed as Cancer Therapeutics, Incorporated, under the laws of the State of Tennessee on May 1, 1991. On September 7, 2004, the Company reincorporated into the State of Delaware by filing with the state a Certificate of Merger whereby Cancer Therapeutic, Incorporated (Tennessee) merged with and into Cancer Therapeutic, Inc. (Delaware) which was incorporated for this purpose on August 12, 2004. On October 19, 2010 the Company changed its name from Cancer Therapeutic, Inc. to Nano Dimensions, Inc.

Effective November 5, 2010, the Company effected a 1 for 500 reverse stock split which reduced the number of issued shares of common stock from 85,569,477 shares to 171,475 shares. All share and per share amounts have been adjusted to retroactively reflect this stock split.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Basic and Diluted Net Income (Loss) per Common Share

In accordance with Accounting Standards Codification (“ASC”) topic No. 260, “Earnings per Share,” basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Antidilutive common shares related to warrants (see Note 10) excluded from the computation of diluted net income (loss) per common share were 35,670 and 35,670 for the years ended May 31, 2011 and 2010, respectfully.

e.       Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of those standards is not expected to be material.

f. Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

At May 31, 2011, the Company had net operating loss carryforwards of approximately $2,875,000 which may be offset against future taxable income through 2031. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Income Taxes (continued)

Net deferred tax assets consist of the following components as of May 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
NOL Carryover	$258,587	$300,762
Valuation allowance	(258,587)	(300,762)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal statutory rate of 34% to pretax income (loss) for the years ended May 31, 2011 and 2010 due to the following:

	2011	2010
Income tax (benefit) at 34%	$42,175	$210,181
Valuation allowance	(42,175)	(210,181)
Income tax expense (benefit)	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended May 31,
	2011	2010
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At May 31, 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of May 31, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended May 31, 2011, 2010 and 2009.

NOTE 3 - GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the financial statements, the Company has incurred losses of approximately $3,700,000 from inception of the Company through May 31, 2011. The Company’s stockholders’ deficit at May 31, 2011 was $193,480; its current liabilities exceeded its current assets by $256,608, and the company has no significant operations. These factors combined raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 4 - NOTES RECEIVABLE

The Company has notes receivable consisting of the following:

	May 31, 2011	May 31, 2010
Note receivable from a company, 8.0% interest, due on demand	57,500	61,000
Total Notes Receivable Less: Current Portion	57,500 (57,500)	61,000 (61,000)
Long Term Notes Receivable	—	—

This loan was made to an unrelated party which assists the Company at times with legal matters. Accrued interest at May 31, 2011 and 2010 was $5,628 and $802, respectively.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	May 31, 2011	May 31, 2010
Professional Fees	$37,270	$31,163
Rent	22,000	4,000
Withholdings and Payroll tax accruals	—	42,249
Accrued interest and penalties on payroll tax withholdings and accruals	—	27,895
Accrued interest on notes payable	651	15,734
Other	4,064	3,722
Total	$63,985	$124,763

 The Company has been dependent upon certain individuals, officers, stockholders and other related parties to provide working capital, management services, assistance in finding new sources for debt and equity financing, and guidance in the development of the Company’s business. The related parties have generally provided services and/or

The Company’s accounts payable and accrued expenses balance includes accrued interest of $651 and $15,734 as of May 31, 2011 and 2010, respectively. This interest primarily relates to notes payable.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES (Continued)

In the years ended May 31, 2004, 2005, 2006 and 2007 the Company withheld a total of $31,095 from certain independent contractors’ compensation and accrued related employer payroll taxes totaling $11,154 which were not reported or paid to the respective taxing authorities. Effective May 31, 2011, based on the opinion of counsel that any action to successfully recover these amounts (and additional interest and penalties) was not probable of occurrence, the Company reduced the $42,249 payroll tax withholdings and accruals and the related $27,895 accrued interest and penalties to $0 and recognized $70,144 as gain on extinguishment of debt.

NOTE 6 - DUE TO RELATED PARTY

The due to related party of $22,500 and $18,250 at May 31, 2011 and 2010, respectively, represents amounts due to an accounting firm owned by the Company’s chief executive officer for professional fees. The liability is non-interest bearing and is due on demand.

For the years ended May 31, 2011 and 2010, professional fees included payments and accruals to this accounting firm totaling $6,050 and $7,000, respectively,

NOTE 7 - OTHER ACCRUED EXPENSES

In February 2010, the Company received $150,000 cash from an investor pursuant to the Company’s prospective sale of 7,600 post-split shares (3,800,000 pre-split shares) of its common stock at a $19.50 post-split price ($0.039 pre-split price) per share. Subsequently, the investor refused to sign the subscription agreement and in July 2010, served a Complaint against the Company and Company counsel in U.S. Federal Court seeking recovery of the $150,000 and additional damages.

On April 20, 2011 the Company and Company counsel executed a Settlement Agreement with the investor. The Agreement provides that the Company and Company counsel jointly and severally agree to pay the investor a total of $170,000, $50,000 in April 2011 (which was paid by the Company in April 2011), $60,000 in May 2011 ($15,000 was paid August 5, 2011, $25,000 was paid August 23, 2011, $20,000 unpaid to date), and $60,000 in June 2011 (unpaid to date), with default interest at a rate of 18% per annum from the date of any Event of Default. The Agreement also provides that the investor will not pursue prosecution of the Complaint so long as payment of the Settlement Amount is timely made and that the investor will file a timely with prejudice dismissal of the Complaint upon full satisfaction of the Settlement Amount.

NOTE 8 - NOTES PAYABLE

The Company has notes payable consisting of the following:

	May 31, 2011	May 31, 2010
Note payable to a bank, 8.25% interest, matured December 31, 2005, secured by tangible and intangible assets of the Company, in default	—	50,000
Note payable to a company, 8.0% interest, unsecured, in default	—	50,000
Note payable to an individual, 8.0% interest, unsecured, due April 7, 2012	55,000	—
Total Notes Payable Less: Current Portion	55,000 (55,000)	100,000 (100,000)
Long Term Notes Payable	—	—

Prior to the Company’s reincorporation on September 7, 2004, our predecessor Cancer Therapeutics Incorporated borrowed $50,000 from a bank. Effective May 31, 2011, based on the opinion of counsel that any action to successfully recover this amount (and additional interest and costs) is not probable of occurrence, the Company reduced the $50,000 balance and the related $16,521 accrued interest to $0 and recognized $66,521 as gain on extinguishment of debt.

In November 2009, the Company issued a promissory note to a company in exchange for $50,000 cash. Effective May 31, 2011, the noteholder agreed to waive repayment of the note and the Company reduced the $50,000 balance and the related $5,290 accrued interest to $0 and recognized $55,290 as gain on extinguishment of debt.

Accrued interest at May 31, 2011 and 2010 was $651 and $15,734, respectively.

NOTE 9 - EQUITY TRANSACTIONS

Effective April 15, 2009, the Company issued a total of 80,000 post-split shares (40,000,000 pre-split shares) of its common stock to two consulting firms for consulting services valued at $442,718. As the services contracts covered the period April 15, 2009 through April 14, 2010, the Company recorded prepaid consulting fees in the amount of $387,378 in stockholders’ deficit as of May 31, 2009. This amount was amortized over the contract period and the balance was $0 as of May 31, 2010.

Effective May 1, 2009, the Company issued a total of 73,700 post-split shares (36,850,000 pre-split shares) of its common stock in satisfaction of $407,854 of debt.

Effective May 15, 2009, the Company issued 8,000 post-split shares (4,000,000 pre-split shares) of its common stock to Montenegro LLC as part of an agreement to purchase a 25% interest in NanoTherapies LLC.

NOTE 9 - EQUITY TRANSACTIONS (Continued)

Effective October 15, 2009, the Company issued 12,000 post-split shares (6,000,000 pre-split shares) of its common stock at $0.01 per share as part of an agreement to purchase an additional 26% interest in NanoTherapies LLC. These shares were issued in connection with a letter of intent which never materialized. Therefore, the Company intends to issue a “Stop Transfer” order relating to the 12,000 shares and has reflected these shares as deemed void upon issuance.

Preferred Stock

During the year ended May 31, 2010, the Company approved the creation of Class A Preferred stock. The preferred shares are entitled to 2,000 post-split votes (1,000,000 pre-split votes) per share but do not have any rights of conversion into shares of common stock. Pursuant to Delaware General Corporate Law, the holder of the preferred stock cannot take any action to benefit him personally as a shareholder without the vote of a majority of the common shareholders. On April 22, 2010 the Company authorized and approved the issuance of 200 shares of Class A Preferred stock to the Company CEO/CFO in lieu of compensation for one year.

NOTE 10 – WARRANTS

On May 1, 2009 the Company issued 36,850 post-split stock warrants (18,425,000 pre-split stock warrants) as part of the conversion agreements with certain debt holders of the company. The warrants entitle the holders to purchase common stock of the Company at a post-split exercise price of $50.00 per share (pre-split exercise price of $0.10 per share). The warrants expire 5 years from the date of issuance.

The following table summarizes the changes in warrants outstanding (as retroactively adjusted for the November 5, 2010 1 for 500 reverse stock split):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of June 1, 2009	36,850	$50.00
Granted	—	—
Exercised	(1,180)	50.00
Cancelled	—	—
Outstanding at May 31, 2010	35,670	$50.00
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at May 31, 2011	35,670	$50.00

NOTE 10 – WARRANTS (Continued)

Common stock warrants outstanding and exercisable as of May 31, 2011 are:

	Warrants Outstanding			Warrants Exercisable
Expiration Date	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
May 1, 2014	$50.00	35,670	5.00	35,670	$50.00
Total		35,670		35,670

NOTE 11 - FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments – On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements”. This guidance definces fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

Level 3 inputs to valuation methodology are unobservable and significant to the fair value measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of May 31, 2011 and 2010.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Rental Agreement

On June 1, 2009, the Company executed a Sublease Agreement with Acadia Properties, LLC to sublease office space located in South Jordan, Utah. The sublease has a term from June1, 2009 to March 31, 2011 and provides for monthly base rent of $1,500. The lease continues on a month to month basis. For the years end May 31, 2011 and 2010, rent expense was $18,000 and $18,000, respectively.

Litigation

As discussed in Note 7, the Company is a party to a Complaint brought by an investor in July 2010 in U.S Federal Court. Under a Settlement Agreement reached with the investor on April 20, 2011, the Company is liable to the investor in the amount of $120,000 at May 31, 2011. Under the Settlement Agreement, the investor has agreed to not pursue prosecution of the Complaint so long as payment of the Settlement Amount is timely made (which is not the case at present). In August 2011, the Company paid an additional $40,000 to the investor (decreasing the amount due on the settlement to $80,000).

NOTE 13 - SUBSEQUENT EVENTS

In August 2011, the Company received an additional $40,000 from an individual noteholder in exchange for additional notes (increasing the balance of notes payable to this noteholder from $ 55,000 at May 31, 2011 to $95,000).

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 13, 2011, our previous independent accountant, Chisolm, Bierwolf, Nilson & Morrill, LLP (hereafter “CBNM”), was dismissed.

The report of CBNM regarding Nano Therapies, Inc.’s (the “Company”) financial statements for the fiscal years ended May 31, 2010 and 2009 did not contain any adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to uncertainty as to the Company's ability to continue as a going concern.

During the year ended May 31, 2010 and during the period from the end of the most recently completed fiscal quarter through to January 13, 2011, the date of dismissal, there were no disagreements with CBNM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of CBNM would have caused it to make reference to the subject matter of the disagreements in connection with its report.

We provided CBNM with a copy of this Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission, and requested that CBNM furnish us with a letter addressed to the Commission stating whether it agrees with the statements made by us in this Current Report, and if not, stating the aspects with which it does not agree.

Also on January 13, 2011, we engaged Michael T. Studer CPA, P.C. (“MTS”), independent registered accountants, as our independent accountant.

On January 13, 2011 the Company's board of directors appointed MTS as the Company's new independent registered public accounting firm following the dismissal of CBNM. Prior to the engagement of MTS, the Company has not consulted with MTS regarding either:

(a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that MTS concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(b) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K), or a "reportable event" (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

As of May 31, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. Our board of directors has only two members. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended May 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Pursuant to the Company's Delaware Certificate of Incorporation and Bylaws, the Company's Board of Directors (the "Board") serve for one year terms. The term of office of the members of the Board will expire at the next annual shareholders meeting. No annual shareholders’ meeting is planned for the year 2011.

Directors and Executive Officers

Name	Age	Position (1)
Chene Gardner Clayton Barlow	47 39	Chief Executive Officer (appointed fiscal year 2008), Chief Financial Officer and Director Director

(1) Officers hold their position at the pleasure of the board of directors, absent any employment agreement.

Chene Gardner, age 47, is the Chief Executive Officer and Chief Financial Officer of Nano Dimensions and a member of the Nano Dimensions board of directors. Mr. Gardner was appointed as Chief Executive Officer of Nano Dimensions July, 2007. Mr. Gardner was appointed to the board of directors of Nano Dimensions in August, 2004 for a one-year term. Mr. Gardner has served as Chief Financial Officer to Nano Dimensions since May, 2004. Mr. Gardner has served as CEO and director of Global Network, Inc. since May, 2005. Mr. Gardner served as the Chief Financial Officer of Synerteck Incorporated from March, 2001 until December, 2005. Mr. Gardner has served as the Financial Controller of SportsNuts, Inc. since March, 2001. SportsNuts, is a sports management and marketing company. Prior to his association with SportsNuts, from January, 1997 to September, 1999, Mr. Gardner served as Financial Manager for Aluminum Builders, Inc., a producer of various home improvement items. Mr. Gardner also has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries. Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University. Mr. Gardner not a director of any other companies which file reports pursuant to the Securities Exchange Act of 1934.

Clayton B. Barlow, age 39, Mr. Barlow was appointed to the Board of Directors of Nano Dimensions in April 2010 for a one-year term. Mr. Barlow is an IT Specialist and Manager for Secure Netwerks, Inc., a computer hardware and software reseller and service provider. Mr. Barlow has been with Secure Newerks since January, 2005. From January 2001 until January 2005, Mr. Barlow was the President of Synerteck Incorporated Mr. Barlow was appointed to the board of directors of Synerteck in January, 2004 for a one-year term expiring January, 2005 and has been the President of Synerteck prior to its corporate formation (as a division of SportsNuts, Inc.) since December, 2000. Prior to his association with Synerteck, from October, 1999 to December, 2000, Mr. Barlow was an international project manager for STSN, Inc., a Salt Lake City-based provider of high speed internet access for the hospitality industry with a focus on business hotels. At STSN, Mr. Barlow was responsible for designing and integrating hotel internet infrastructure with access units in each hotel room. From September, 1997 to October, 1999, Mr. Barlow was the President of Maxim Mortgage, Corp., a residential mortgage broker based in Salt Lake City, Utah.  Mr. Barlow holds MCSE 2000, MCP, and A+ certifications. Mr. Barlow is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors during 2010-2011, the Board held no meetings during the fiscal year ended May 31, 2011.

Chene Gardner serves as our Audit Committee Financial Expert for purposes of Item 401 of Regulation S-B of the Securities Act of 1933 and the Securities Exchange Act of 1934. Mr. Gardner is our sole officer, a director and is a principal shareholder of Nano Dimensions.

Compensation of Directors

Although we anticipate compensating the members of the Nano Dimensions board of directors in the future at industry levels, the current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings. We are contemplating the issuance of stock or stock options to our directors for their service on the Nano Dimensions board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

For the 2011 fiscal year we are unaware of shareholders who have failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11: EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal years ended May 31, 2011, 2010, and 2009 of Chene Gardner, our Chief Executive Officer, Chief Financial Officer and a Director. No other executive officers of Nano Dimensions received more than $100,000 in total salary and bonus during these periods. Although Nano Dimensions may, in the future, adopt a stock option plan or a stock bonus plan, no such plans exist.

On April 22 2010, Nano Dimensions, Inc. approved the creation of Class “A” shares of restricted Preferred Stock (“Preferred Shares”). The Company approved the issuance of 200 Class A Preferred shares to Chene Gardner, the company CEO and CFO, in lieu of compensation for one (1) year of service to the Company. Holders of the Class A Preferred Shares are entitled to 2,000 votes per share, consequently giving Mr. Gardner voting control of the Company, or 70.04% voting control of the Company. The Preferred Shares do not have any rights of conversion into shares of common stock.

Summary Compensation Table

Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
Chene Gardner Current CEO and CFO	2011 2010 2009	$ 0 0 0	$ 0 0 0	$ 6,050 0 0	$ 0 12,000 0	0 0 0	0 0 0	$ 0 0 0

Employment Agreements

None of our executive officers are subject to an employment agreement with the Company.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of Nano

Dimensions’ common stock as of September 1, 2011, by (i) each person (or group of affiliated persons) who is known by us to beneficially own more that 5% of the outstanding shares of our common stock, (ii) each director and executive officer of Nano Dimensions, and (iii) all executive officers and directors of Nano Dimensions as a group. Unless indicated otherwise, the address for each officer, director and 5% stockholder is c/o Nano Dimensions, Inc., 11650 South State St. Suite 240, Draper, Utah 84020.

1.2%

	Common Stock
Directors, Executive Officers and 5% Stockholders	Number	Percent of Class(1)
Cedar Ridge Management, Inc.(2)	40,000	23.3%
MMAAK Holdings LLC (3)	40,000	23.3%

Chene Gardner(4)	2,000	1.2%

All Officers and Directors as a Group (1 Person)	2,000
All Officers and Directors as a Group (1 Person)	2,000	1.2%

(1) For each shareholder, the calculation of percentage of beneficial ownership prior to this offering is based upon 171,419 shares of common stock outstanding and shares of common stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Includes 40,000 shares of common stock held directly by Cedar Ridge Management, Inc. The beneficial owner of Cedar Ridge Management is Henry Meerveld.

(3) Includes 40,000 shares of common stock held directly by MMAAK Holdings LLC. The beneficial owner of MMAAK Holdings LLC is Harvey Carley.

(4) Chief Executive Officer, Chief Financial Officer and Director. Includes 2,000 shares of common stock held directly by Mr. Gardner. Mr. Gardner has voting control of the Company. Mr. Gardner holds 200 shares of Preferred Series A Stock with super-voting rights equal to 400,000 votes.

(5) Director.

(b) Securities Authorized for Issuance Under Equity Compensation Plans.

The Company does not currently have an Equity Compensation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 22 2010, Nano Dimensions, Inc. approved the creation of Class “A” shares of restricted Preferred Stock (“Preferred Shares”). The rights, preferences, privileges, restrictions and characteristics of the Preferred Shares are detailed in the Certificate of Designation to the Certificate of Incorporation filed as an exhibit to the Company’s 8-k filed on April 22, 2010. The Company approved the issuance of 200 Class A Preferred shares to Chene Gardner, the company CEO and CFO, in lieu of compensation for one (1) year of service to the Company. Holders of the Preferred Shares are entitled to 2,000 votes per share, consequently giving Mr. Gardner voting control of the Company, or 70.04% voting control of the Company. The Preferred Shares do not have any rights of conversion into shares of common stock.

The transactions described above were, in each case, independently negotiated and approved by a majority of our disinterested directors. The valuations of our shares in each issuance were determined by our board of directors, taking into account the perceived tangible and intangible benefits of the services provided, debt forgiven, and association with Nano Dimensions, including the fact that Nano Dimensions had, at the time of issuance, minimal revenues, assets, and significant negative shareholder equity. We recorded the expenses related to the issuance of shares for services during the periods incurred. This disclosure of certain relationships and related transactions is complete and updated through September 1, 2011.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Change in Auditors

On January 13, 2011, our previous independent accountant, Chisholm, Bierwolf, Nilson & Morrill, LLP (“CBNM”) was dismissed due to the fact that CBNM informed the Company of the pending revocations of CBNM’s registration with the Public Company Accounting Oversight Board. Also on January 13,2011, the Company engaged Michael T. Studor CPA P.C. (“MTS”) as our independent accountant.

During the period from the engagement of the former auditors through the change of auditors, including the registrant’s fiscal year ended May 31, 2010 and the subsequent interim period, there were no disagreements with the former auditors, whether or not resolved, on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which, if not resolved to the former auditor’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

The reports of CBNM did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by CBNM and MTS, for the audit of the Company’s annual financial statements for the years ended May 31, 2011 and 2010, and all fees billed for other services rendered by our auditor during those periods.

Year Ended May 31	2011	2010
Audit Fees(1)	$10,000	$9,000
Audit-Related Fees(2)	0	2,900
Tax Fees(3)	0	0
All Other Fees(4)	0	0

Total Accounting Fees and Services	$10,000	$11,900

(1) Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-K and Forms 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

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

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as a Part of this Report

(1) Financial Statements

See “Item 8 - Financial Statements Required by Form 10-K.”

(2) Financial Statement Schedules

None.

(3) Exhibits

See “Index to Exhibits.”

(b) Reports on Form 8-K Filed in the Quarterly Period Ended May 31, 2011

(1) March 7, 2011

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Nano Dimensions, Inc., a Delaware corporation. (1)
3.2	Bylaws of Nano Dimensions, Inc., a Delaware corporation. (2)
5.1	Form of Common Stock Certificate. (3)
23.1	Opinion of Kenneth I. Denos, P.C., Attorney at Law (including consent). (4)
23.2	Consent of Bouwhuis, Morrill and Company, LLC. (5)
23.3	Consent of Kenneth I. Denos, P.C. (Filed as part of Exhibit 5.1). (6)
31	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Nano Dimensions, Inc.

Date: September 13, 2011	By:	/s/ Chene Gardner
Chene Gardner Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chene Gardner	Director, Chief Executive Officer and Chief Financial Officer	September 13, 2011

