Form 10-Q
period 2011-08-31
Nano Dimensions, Inc.
filed 2011-10-20
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended August 31, 2011

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

1

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 18, 2011, the Company had outstanding 171,419 shares of common stock, par value $0.001 per share.

2

PART I

FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of August 31, 2011.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

3

NANO DIMENSIONS, INC.
(formerly Cancer Therapeutics, Inc.)
Balance Sheets

ASSETS
	August 31,	May 31,
	2011	2011
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$277	$4,877

Total Current Assets	277	4,877

OTHER ASSETS

Notes receivable	57,500	57,500
Interest receivable	6,787	5,628

Total Other Assets	64,287	63,128

TOTAL ASSETS	$64,564	$68,005

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$72,123	$63,985
Due to related party	19,750	22,500
Other accrued expenses	80,000	120,000
Notes payable	95,000	55,000

Total Current Liabilities	266,873	261,485

TOTAL LIABILITIES	266,873	261,485

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 sharesauthorized, 200 and 200 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 171,419 and 171,419 shares issued, respectively	171	171
Additional paid-in capital	3,545,931	3,545,931
Accumulated deficit	(3,748,411)	(3,739,582)

Total Stockholders' Deficit	(202,309)	(193,480)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$64,564	$68,005

The accompanying notes are an integral part of these financial statements

NANO DIMENSIONS, INC.
(formerly Cancer Therapeutics, Inc.)
Statements of Operations
(Unaudited)

	For the Three Months Ended
	August 31,
	2011	2010

NET REVENUES	$—	$—

OPERATING EXPENSES

Professional fees	4,250	3,110
General and administrative	4,500	4,629

Total Operating Expenses	8,750	7,739

LOSS FROM OPERATIONS	(8,750)	(7,739)

OTHER INCOME (EXPENSES)

Interest income	1,159	1,230
Interest expense	(1,238)	(2,048)

Total Other Income (Expenses)	(79)	(818)

INCOME (LOSS) BEFORE INCOME TAXES	(8,829)	(8,557)

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$(8,829)	$(8,557)

BASIC AND DILUTED:
Net income (loss) per common share	$(0.05)	$(0.05)

Weighted average common shares outstanding	171,419	171,195

The accompanying notes are an integral part of these financial statements

NANO DIMENSIONS, INC.
(formerly Cancer Therapeutics, Inc.)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	August 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(8,829)	$(8,557)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Interest receivable	(1,159)	(1,230)
Accounts payable and accrued expenses	(31,862)	(21,222)
Due to related party	(2,750)	(1,750)

Net Cash Used by Operating Activities	(44,600)	(32,759)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	40,000	—
Proceeds from exercise of stock warrants	—	—

Net Cash Provided by Financing Activities	40,000	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,600)	(32,759)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,877	33,686

CASH AND CASH EQUIVALENTS, END OF PERIOD	$277	$927

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

NANO DIMENSIONS, INC.

(Formerly Cancer Therapeutics, Inc.)

Notes to the Financial Statements

August 31, 2011

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nano Dimensions, Inc. (formerly Cancer Therapeutics, Inc.) (the Company), was incorporated under the laws of the State of Delaware on August 12, 2004. The Company was organized for the purpose of producing and preserving activated cells for use in cancer treatment primarily through agreements with clinics, hospitals, and physicians. Effective July 31, 2007, the Company sold certain assets in exchange for 56 shares of its common stock which was cancelled in the year ended May 31, 2011. Following this transaction the Company has entered into shell status with no significant operations.

Effective November 5, 2010, the Company effected a 1 for 500 reverse stock split which reduced the number of issued shares of common stock from 85,569,477 shares to 171,139 shares. All share and per share amounts have been adjusted to retroactively reflect this stock split.

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10K filed on September 13, 2011. Operating results for the three months ended August 31, 2011 are not necessarily indicative of the results to be expected for the year ending May 31, 2012.

NOTE 3 - GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the fiscal year ended May 31, 2011, the Company’s stockholders’ deficit was $193,480 and had a working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

August 31, 2011

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

NOTE 4 - NOTES RECEIVABLE

The Company has notes receivable consisting of the following:

	August 31, 2011	May 31, 2011
Note receivable from a company, 8.0% interest, due on demand	$57,500	$57,500
Total Notes Receivable	57,500	57,500
Less: Current Portion	—	—
Long Term Notes Receivable	$57,500	$57,500

This loan was made to an unrelated party which assists the Company at times with legal matters. Accrued interest at August 31, 2011 and May 31, 2011 was $6,787 and $5,628, respectively.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses balance includes accrued interest of $1,889 and $651 as of August 31, 2011 and May 31, 2011, respectively. This interest primarily relates to notes payable.

NANO DIMENSIONS, INC.

(Formerly Cancer Therapeutics, Inc.)

Notes to the Financial Statements

August 31, 2011

(Unaudited)

NOTE 6 - DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

The Company has amounts due to related parties consisting of the following:

	August 31, 2011	May 31, 2011
Amount due to an accounting firm owned by Chene Gardner, chief executive officer and chief financial officer of the Company, for unpaid accounting and management services, non-interest bearing, due on demand	$19,750	$22,500
Total	$19,750	$22,500

For the three months ended August 31, 2011 and 2010, accounting and management fees charged by this accounting firm were $2,000 and $ 2,000, respectively.

NOTE 7 - OTHER ACCRUED EXPENSES AND LITIGATION

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

On April 20, 2011, the Company and Company counsel executed a Settlement Agreement with the investor. The Agreement provided that the Company and Company counsel jointly and severally agreed to pay the investor a total of $170,000, $50,000 in April 2011 (which was paid by the Company in April 2011), $60,000 in May 2011 ($15,000 was paid August 5, 2011, $25,000 was paid August 23, 2011, $20,000 unpaid to date), and $60,000 in June 2011 (unpaid to date), with default interest at a rate of 18% per annum from the date of any Event of Default. The Agreement also provided that the investor will not pursue prosecution of the Complaint so long as payment of the Settlement Amount is timely made and that the investor will file a timely with prejudice dismissal of the Complaint upon full satisfaction of the Settlement Amount. The balance due of $80,000 at August 31, 2011 is recorded as “Other accrued expenses” on the balance sheet.

NANO DIMENSIONS, INC.

(Formerly Cancer Therapeutics, Inc.)

Notes to the Financial Statements

August 31, 2011

(Unaudited)

NOTE 8 - NOTES PAYABLE

The Company has notes payable consisting of the following:

	August 31, 2011	May 31, 2011
Note payable to a company, 8.0% interest, matured November 3, 2010, unsecured, in default	95,000	55,000
Total Notes Payable	95,000	55,000

Less: Current Portion	(95,000)	(55,000)
Long Term Notes Payable	$—	$—

Accrued interest at August 31, 2011 and May 31, 2011 was $1,889 and $651, respectively.

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

NOTE 10 - WARRANTS

On May 1, 2009, the Company issued 36,850 stock warrants as part of the conversion agreements with certain debt holders of the company. The warrants entitle the holder to purchase common stock of the Company at an exercise price of $50.00 per share. The warrants expire 5 years from the date of issuance.

The following table summarizes the changes in warrants outstanding for the year ended May 31, 2011 and the three months ended August 31, 2011. These warrants were granted in lieu of cash compensation for services performed or financing expenses. Warrants vest immediately and services were provided during the period granted.

NANO DIMENSIONS, INC.

(Formerly Cancer Therapeutics, Inc.)

Notes to the Financial Statements

August 31, 2011

(Unaudited)

NOTE 10 - WARRANTS (Continued)

	Number of Shares	Weighted Average Exercise Price
Outstanding as of May 31, 2010	35,670	$50.00
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at May 31, 2011	35,670	50.00
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at August 31, 2011	35,670	$50.00

Common stock warrants outstanding and exercisable as of August 31, 2011 are:

	Warrants Outstanding			Warrants Exercisable
Expiration Date	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

May 1, 2014	$50.00	35,670	5.00	35,670	$50.00
Total		35,670		35,670

NOTE 11 - COMMITMENTS

On June 1, 2009, the Company executed a Sublease Agreement with Acadia Properties, LLC to sublease office space located in South Jordan, Utah. The sublease has a term from June 1, 2009 to March 31, 2011 and provided for monthly base rent of $1,500. The lease continues on a month to month basis. For the three months ended August 31, 2011 and 2010, rent expense was $4,500 and $4,500, respectively.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended August 31, 2011 and 2010. The operations of the Company are continually decreasing as it has entered into shell status.

Revenues. Nano Dimensions generated zero net revenues during the three months ended August 31, 2011 and 2010. As the Company has entered into shell status, revenues are expected to be at or near zero for the foreseeable future.

Professional Fees. Our professional fees include outside legal, accounting and other professional fees. Professional fees for the three months ended August 31, 2011 were $4,250, compared to $3,110 during the three months ended August 31, 2010. The company expects professional fees to remain at these levels in the future.

General and Administrative Expenses. Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses. General and administrative expenses for the three months ended August 31, 2011 was $4,500, compared to $4,629 during the three months ended August 31, 2010. The company expects general and administrative expenses to remain at these levels in the future.

Other Income (Expense). We incurred net other expense of $79 for the three months ended August 31, 2011 compared to net other expense of $818 for the three months ended August 31, 2010. Expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company. Income included in this category is interest income associated with notes receivable.

Off-Balance Sheet Arrangements.

Nano Dimensions is not subject to any off-balance sheet arrangements.

Personnel

Nano Dimensions has -0- full-time employees. However, the CEO and other project-based contract personnel are utilized to carry out our business. These project-based contract personnel are temporary engagements used to assist us.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of loans, issuance of promissory notes, and from business revenues. As of August 31, 2011, our primary source of liquidity consisted of $277 in cash and cash equivalents. Nano Dimensions has sustained significant net losses which have resulted in a total stockholders’ deficit at August 31, 2011 of $202,309. Our losses raise doubts about our ability to continue the business of Nano Dimensions as a going concern. Our current financial condition is dire. We have defaulted on several loans, and are currently in settlement with the Internal Revenue Service for unpaid taxes. Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise. With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues and from the sale of shares pursuant to this offering, we have substantial doubt as to our ability to continue to operate. We believe our present capital resources are insufficient for ongoing operation. We cannot assure you that we will be able to raise sufficient funds to further develop and market our services. Our lack of funds will materially affect Nano Dimensions, and may cause us to cease operations. Consequently, you could incur a loss of your entire investment in Nano Dimensions.

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

RISK FACTORS

Operating Risks

We have Defaulted Loan Obligations. We received loans to continue operations as detailed in our financial statements. These loans are in default or may be in default upon demand by the creditors. As a result of our default position, these creditors may obtain judgment or other lawful remedies to collect on the debts now or in the future. We will still need to raise additional capital or increase our business profits to satisfy these creditors. We cannot assure you that we will be successful in repaying any or all of these creditors. As of August 31, 2011, the total amount due on these loans was $96,889 which consists of $95,000 of principal and $1,889 of interest.

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

As of August 31, 2011, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 28, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. OTHER INFORMATION

Not applicable.

ITEM 5. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Restated Certificate of Incorporation of Nano Dimensions, Inc., a Delaware corporation. (1)
3.2	Bylaws of Nano Dimensions, Inc., a Delaware corporation. (2)
23.1	Consent of Bouwhuis, Morrill and Company, LLC. (2)
23.2	Consent of Kenneth I. Denos, P.C. (Filed as part of Exhibit 5.1). (2)
31	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

NANO DIMENSIONS, INC.

Date: October 20, 2011	BY: /S/ Chene Gardner
Chene Gardner
Chief Executive Officer

