Form 10-Q
period 2012-02-29
Legal Life Plans, Inc.
filed 2012-04-19
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended February 29, 2012

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 000-52473

LEGAL LIFE PLANS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	20-1499421
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11650 South State St. Suite 240
Draper, Utah	84020
(Address of Principal Executive Offices)	(Zip Code)

(801) 816-2533
Issuer’s Telephone Number, Including Area Code

Legal Life Plans, Inc.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of April 16, 2012, the Company had outstanding 91,182,238 shares of common stock, par value $0.001 per share.

2

PART I

FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of February 29, 2012.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

3

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
Balance Sheets

ASSETS
	February 29,	May 31,
	2012	2011
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$190	$4,877

Total Current Assets	190	4,877

OTHER ASSETS

Notes receivable	57,500	57,500
Interest receivable	9,081	5,628

Total Other Assets	66,581	63,128

TOTAL ASSETS	$66,771	$68,005

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$95,538	$63,985
Due to related party	22,500	22,500
Other accrued expenses	—	120,000
Notes payable	191,200	55,000

Total Current Liabilities	309,238	261,485

TOTAL LIABILITIES	309,238	261,485

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and
outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares
authorized, 171,419 and 171,419 shares issued,
respectively	171	171
Additional paid-in capital	3,545,931	3,545,931
Accumulated deficit	(3,788,569)	(3,739,582)

Total Stockholders' Deficit	(242,467)	(193,480)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$66,771	$68,005

The accompanying notes are an integral part of these financial statements.

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Professional fees	15,327	2,559	31,296	17,879
General and administrative	4,650	4,509	13,665	13,647

Total Operating Expenses	19,977	7,068	44,961	31,526

LOSS FROM OPERATIONS	(19,977)	(7,068)	(44,961)	(31,526)

OTHER INCOME (EXPENSES)

Interest income	1,147	1,203	3,453	3,650
Interest expense	(3,794)	(2,003)	(7,479)	(6,077)

Total Other Income (Expenses)	(2,647)	(800)	(4,026)	(2,427)

LOSS BEFORE INCOME TAXES	(22,624)	(7,868)	(48,987)	(33,953)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(22,624)	$(7,868)	$(48,987)	$(33,953)

BASIC AND DILUTED:
Net loss per common share	$(0.13)	$(0.05)	$(0.29)	$(0.20)

Weighted average common shares outstanding	171,419	171,083	171,419	171,083

The accompanying notes are an integral part of these financial statements.

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	February 29,	February 28,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(48,987)	$(33,953)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Interest receivable	(3,453)	(3,650)
Accounts payable and accrued expenses	(88,447)	3,776
Due to related party	—	250

Net Cash Used by Operating Activities	(140,887)	(33,577)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	136,200	—

Net Cash Provided by Financing Activities	136,200	—

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(4,687)	(33,577)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,877	33,686

CASH AND CASH EQUIVALENTS, END OF PERIOD	$190	$109

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

LEGAL LIFE PLANS, INC.

(Formerly Nano Dimensions, Inc.)

Notes to the Financial Statements

February 28, 2012

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Legal Life Plans, Inc. (formerly Nano Dimensions, Inc.) (the Company), was incorporated under the laws of the State of Delaware on August 12, 2004. The Company was organized for the purpose of producing and preserving activated cells for use in cancer treatment primarily through agreements with clinics, hospitals, and physicians. Effective July 31, 2007, the Company sold certain assets in exchange for 56 shares of its common stock which was cancelled in the year ended May 31, 2011. Following this transaction the Company has entered into shell status with no significant operations.

Effective November 5, 2010, the Company effected a 1 for 500 reverse stock split which reduced the number of issued shares of common stock from 85,569,477 shares to 171,475 shares. All share and per share amounts have been adjusted to retroactively reflect this stock split.

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these unaudited interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10K filed on September 13, 2011. Operating results for the nine months ended February 29, 2012 are not necessarily indicative of the results to be expected for the year ending May 31, 2012.

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

LEGAL LIFE PLANS, INC.

(Formerly Nano Dimensions, Inc.)

Notes to the Financial Statements

February 28, 2012

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

NOTE 4 - NOTES RECEIVABLE

The Company has notes receivable consisting of the following:

	February 29, 2012	May 31, 2011
Note receivable from a company, 8.0% interest, due on demand	$57,500	$57,500
Total Notes Receivable	57,500	57,500
Less: Current Portion	—	—
Long Term Notes Receivable	$57,500	$57,500

This loan was made to an unrelated party which assists the Company at times with legal matters. Accrued interest at February 29, 2012 and May 31, 2011 was $9,081 and $5,628, respectively.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses balance includes accrued interest of $8,130 and $651 as of February 28, 2012 and May 31, 2011, respectively. This interest primarily relates to notes payable.

LEGAL LIFE PLANS, INC.

(Formerly Nano Dimensions, Inc.)

Notes to the Financial Statements

February 28, 2012

(Unaudited)

NOTE 6 - DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

The Company has amounts due to related parties consisting of the following:

	February 29, 2012	May 31, 2011
Amount due to an accounting firm owned by Chene Gardner, chief executive officer and chief financial officer of the Company, for unpaid accounting and management services, non-interest bearing, due on demand	$22,500	$22,500
Total	$22,500	$22,500

For the nine months ended February 29, 2012 and February 28, 2011, accounting and management fees charged by this accounting firm were $4,750 and $4,800, respectively.

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

On April 20, 2011, the Company and Company counsel executed a Settlement Agreement with the investor. The Agreement provided that the Company and Company counsel jointly and severally agreed to pay the investor a total of $170,000, $50,000 in April 2011 (which was paid by the Company in April 2011), $60,000 in May 2011 ($15,000 was paid August 5, 2011, $25,000 was paid August 23, 2011, $20,000 was paid September 7, 2011), and $60,000 in June 2011 ($10,000 was paid September 7, 2011, $50,000 was paid February 22, 2012), with default interest at a rate of 18% per annum from the date of any Event of Default. The Agreement has been paid in full and the investor will no longer pursue prosecution of the Complaint. The balance due of $120,000 at May 31, 2011 is recorded as “Other accrued expenses” on the balance sheet.

LEGAL LIFE PLANS, INC.

(Formerly Nano Dimensions, Inc.)

Notes to the Financial Statements

February 28, 2012

(Unaudited)

NOTE 8 - NOTES PAYABLE

The Company has notes payable consisting of the following:

	February 29, 2012	May 31, 2011
Note payable to a company, 8.0% interest, matured November 3, 2010, unsecured, in default	191,200	55,000
Total Notes Payable	191,200	55,000

Less: Current Portion	(191,200)	(55,000)
Long Term Notes Payable	$—	$—

Accrued interest at February 29, 2012 and May 31, 2011 was $8,130 and $651, respectively.

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

The following table summarizes the changes in warrants outstanding for the year ended May

31, 2011 and the nine months ended February 29, 2012. These warrants were granted in lieu of cash compensation for services performed or financing expenses. Warrants vest immediately and services were provided during the period granted.

LEGAL LIFE PLANS, INC.

(Formerly Nano Dimensions, Inc.)

Notes to the Financial Statements

February 28, 2012

(Unaudited)

NOTE 10 - WARRANTS (Continued)

	Number of Shares	Weighted Average Exercise Price
Outstanding as of May 31, 2010	35,670	$50.00
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at May 31, 2011	35,670	50.00
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at February 29, 2012	35,670	$50.00

Common stock warrants outstanding and exercisable as of February 29, 2012 are:

	Warrants Outstanding			Warrants Exercisable
Expiration Date	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

May 1, 2014	$50.00	35,670	5.00	35,670	$50.00
Total		35,670		35,670

NOTE 11 - COMMITMENTS

On June 1, 2009, the Company executed a Sublease Agreement with Acadia Properties, LLC to sublease office space located in South Jordan, Utah. The sublease had a term from June 1, 2009 to March 31, 2011 and provided for monthly base rent of $1,500. The lease continues on a month to month basis. For the nine months ended February 29, 2012 and February 28, 2011, rent expense was $13,500 and $13,500, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On March 20, 2012, the Company entered into an agreement to acquire all of the outstanding shares of Legal Life Plans, Inc., a Utah Corporation, in exchange for 1,000,000 shares of Series A Preferred Stock, 18,000,000 shares of Series B Preferred Stock, and 91,000,000 shares of restricted common stock of the Company, as well as $180,000 in cash consideration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion of the company's financial condition and results of operations in conjunction with the audited financial statements and related notes included in the filing of the company’s latest annual 10-K. This discussion may contain forward-looking statements, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. You should carefully consider the information under the caption "Risk Factors" in this filing, in addition to the other information set forth in this report. We caution you that Legal Life Plans’ business and financial performance is subject to substantial risks and uncertainties.

Overview

On July 31, 2007, the Company sold all operating assets to a shareholder of the Company. This transaction resulted in the Company becoming a shell (as defined in Rule 12b-2 of the Exchange Act).

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended February 29, 2012 and 2011. The operations of the Company are continually decreasing as it has entered into shell status.

Revenues. Legal Life Plans generated zero net revenues during the nine months ended February 29, 2012 and 2011. As the Company has entered into shell status, revenues are expected to be at or near zero for the foreseeable future.

Professional Fees. Our professional fees include outside legal, accounting and other professional fees. Professional fees for the three months ended February 29, 2012 were $15,327, compared to $2,559 during the three months ended February 28, 2011. Professional fees for the nine months ended February 29, 2012 were $31,296, compared to $17,879 during the nine months ended February 28, 2011. The company expects professional fees to remain at these levels in the future.

General and Administrative Expenses. Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses. General and administrative expenses for the three months ended February 29, 2012 was $4,650, compared to $4,509 during the three months ended February 28, 2011. General and administrative expenses for the nine months ended February 29, 2012 was $13,665, compared to $13,647 during the nine months ended February 28, 2011. The company expects general and administrative expenses to remain at these levels in the future.

Other Income (Expense). We incurred net other expenses of $2,647 for the three months ended February 29, 2012 compared to net other expenses of $800 for the three months ended February 28, 2011. Net other expenses were $4,026 for the nine months ended February 29, 2012 compared to net other expense of $2,427 for the nine months ended February 28, 2011. Expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company. Income included in this category is interest income associated with notes receivable.

Off-Balance Sheet Arrangements.

Legal Life Plans is not subject to any off-balance sheet arrangements.

Personnel

Legal Life Plans has -0- full-time employees. However, the CEO and other project-based contract personnel are utilized to carry out our business. These project-based contract personnel are temporary engagements used to assist us.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of loans, issuance of promissory notes, and from business revenues. As of February 29, 2012, our primary source of liquidity consisted of $190 in cash and cash equivalents. Legal Life Plans has sustained significant net losses which have resulted in a total stockholders’ deficit at February 29, 2012 of $242,467. Our losses raise doubts about our ability to continue the business of Legal Life Plans as a going concern. Our current financial condition is dire. Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise. With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues or from the sale of shares we have substantial doubt as to our ability to continue to operate. We believe our present capital resources are insufficient for ongoing operation. We cannot assure you that we will be able to raise sufficient funds to further develop and market our services. Our lack of funds will materially affect Legal Life Plans, and may cause us to cease operations. Consequently, you could incur a loss of your entire investment in Legal Life Plans.

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

We undertake no obligation to update any forward-looking statements, but you are advised to consult any further disclosures by Legal Life Plans on this subject in its subsequent filings pursuant to the Securities Exchange Act of 1934. Furthermore, we are providing these cautionary statements identifying risk factors, listed below, that could cause our actual results to differ materially from expected and historical results. It is not possible for our management to foresee or identify all such factors.

Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

RISK FACTORS

Operating Risks

We have Defaulted Loan Obligations. We received loans to continue operations as detailed in our financial statements. These loans are in default or may be in default upon demand by the creditors. As a result of our default position, these creditors may obtain judgment or other lawful remedies to collect on the debts now or in the future. We will still need to raise additional capital or increase our business profits to satisfy these creditors. We cannot assure you that we will be successful in repaying any or all of these creditors. As of February 29, 2012, the total amount due on these loans was $199,330 which consists of $191,200 of principal and $8,130 of interest.

We Have Consistently Operated at a Loss. Legal Life Plans was organized in 1991 and has consistently operated at a loss, and we cannot assure you that we will be able to operate Legal Life Plans profitably. In the event we are unsuccessful at operating our business profitably, we cannot assure you that Legal Life Plans could successfully become involved in any other business venture. We presently have no plans, commitment, or arrangements with respect to any other potential business venture.

We have no Operating Capital, and We Must Raise Additional Capital to Remain in Business. We presently have no operating capital and are dependent upon future fundraising efforts to provide the minimum capital necessary to continue our business. Such fundraising efforts may include the sale of additional shares of Legal Life Plans such as is contemplated in this offering or will involve commercial borrowing. Although we believe that our status as a publicly-traded company will enhance our ability to raise additional capital, our financial condition is dire and we are currently operating with no or very little working capital, and several loan obligations. We cannot assure you that such our shares will ever be publicly traded and capital will be available to meet the costs of our operations, or that it will be available on acceptable terms. Even if we raise the maximum amount of fundraising, we will still need to raise additional capital to operate our company. Presently, our current offering is our sole source of potential funding and we have no commitments or arrangements from commercial lenders or other sources.

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

You Could be Diluted from the Issuance of Additional Common and Preferred Stock. Legal Life Plans is authorized to issue up to 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. To the extent of such authorization, our board of directors will have the ability, without seeking shareholder approval, to issue additional shares of common stock in the future for such consideration as the board may consider sufficient. The issuance of additional common stock in the future may reduce your proportionate ownership and voting power.

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

As of February 29, 2012, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 29, 2012, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. OTHER INFORMATION

Not applicable.

ITEM 5. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Restated Certificate of Incorporation of Legal Life Plans, Inc., a Delaware corporation. (1)
3.2	Bylaws of Legal Life Plans, Inc., a Delaware corporation. (2)
31	Certification by Chief Executive Officer and Chief Financial Officer, Scott Weissman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer, Scott Weissman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Filed as an Exhibit to the Company’s Form 8-K filed with the Commission on January 17, 2012.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.
18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGAL LIFE PLANS, INC.

Date: April 18, 2012	BY: /S/ Scott Weissman
Scott Weissman
Chief Executive Officer

