Form 10-K
period 2012-05-31
Legal Life Plans, Inc.
filed 2012-09-13
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2012

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

Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

The aggregate market value of the Company’s voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on September 11, 2012, was approximately $80,477. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of September 11, 2012, the Company had outstanding 171,419 shares of common stock, par value $0.001 per share.

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

Unless the context requires otherwise, references to the Company are to Legal Life Plans, Inc.

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

BUSINESS OVERVIEW

CORPORATE ORGANIZATION

Legal Life Plans, Inc. was originally incorporated on May 1, 1991 in the state of Tennessee under the name “Cancer Therapeutics Incorporated.” On September 7, 2004, we reincorporated Cancer Therapeutics in the state of Delaware under its present name. Cancer Therapeutics was acquired by Immune Complex Corporation on September 15, 1998 and subsequently Immune Complex Corporation liquidated its assets (which assets included all of the then-issued shares of Cancer Therapeutics) on June 8, 2000. The shareholders of Immune Complex Corporation were issued shares of Cancer Therapeutics Incorporated on a pro rata basis.

On July 31, 2007, the Company sold certain assets in exchange for 56 shares of its common stock. Following this transaction the Company entered into shell status with no significant operations.

On October 19, 2010, the Company changed its name to Nano Dimensions, Inc. and filed a Restated Certificate of Incorporation with the state of Delaware. The Restatement was approved through a majority shareholder consent, and the authorized shares of common stock were increased to 500 million.

On November 5, 2010, the Company effected a 1 for 500 reverse stock split which reduced the number of issued shares of common stock from 85,569,477 shares to 171,475 shares.

On January 6, 2012, the Board and holders of a majority of the voting rights of the outstanding capital stock of Nano Dimensions, Inc. approved a restatement of the Company’s Certificate of Incorporation and a change of the Company’s trading symbol.  The purpose of the restatement of the Certificate of Incorporation was to change the name of the Company to Legal Life Plans, Inc.

The current trading symbol of the Company is “LLFP,” which became effective February 7, 2012.

During March 2012, the Company entered into an agreement to acquire Legal Life Plans, Inc., a Utah corporation (“LLP- UT”) as its wholly owned subsidiary in exchange for 91,000,000 shares of common stock and 1,000,000 shares of series A preferred stock, and 18,000,000 shares of series B preferred stock. LLP-UT is acquiring all of the assets and liabilities of Legal Life Plans, Inc., a Florida private corporation in March 2012. LLP-UT is the Company’s wholly-owned, operating subsidiary. This transaction to acquire LLP- UT is not completed and the shares have not yet been issued, but we believe all of the conditions to the acquisition will be finalized soon.

THE BUSINESS OF LEGAL LIFE PLANS

The primary plan, which we will market in the United States, is a comprehensive legal reimbursement plan for individual consumers and employers and/or affinity/association groups for a monthly premium. We will also offer a plan designed for Migrant Workers which we plan to initially launch for workers deployed from the Philippines. We anticipate that these plans may also include travel insurance and assistance.  For the US plan, we intend to seek strategic partnerships with other service companies to enable it to offer identity theft protection and other services, as well.

The states we plan on initially offering our services are: CA, CO and UT. We then intend to rollout our business expansion in CT, DE, KY, LA, MD, MN, NM, OH, OK, and WV.   We plan to negotiate with an insurance underwriter who can underwrite our policies as required by law in the additional 37 States, as well as the District of Columbia.

The market for legal plans is estimated at over 100 million American households. Our legal plans will use the same group purchasing principles used by employee benefit plans such as health, dental, vision and other group insurance and voluntary benefit products. Group and voluntary benefit plans are primarily sold through insurance brokers, benefit consultants, marketing ventures with insurance companies and direct-consumer marketing channels.

Legal Life Plans’ individual plan is currently priced at $29.95 for an individual and $39.95 for families. Family plans cover two married or live in partners as well as up to 2 children up to the age of 21 who live in the same household and one child above the age of 21 living out of state. Additional coverage for additional children living out of state shall increase the monthly premium approximately $7 per child.

It is anticipated that the Company shall be able to enter into resell agreements with a third party for the purpose of fraud protection and other forms of insurance and services. These plans will be sold primarily through agents/brokers, television and radio infomercials and commercials and print media advertorials.

Legal Life Plans’ Group Legal Services Plan can be sold as a payroll deducted, employee benefit administered by a company’s HR department in the same manner as their other benefits are offered. The employee receives the same comprehensive legal service plan coverage and representation as individual members. Offering the plan is cost free for the employer to offer or administer, and in some circumstances the company or group may benefit in some manner if their employees or members purchase the plan. The benefits may include revenue sharing as well as reduced company costs associated with employees being out of work dealing with legal issues.

Provider Law Firms

Plan holders will have access to legal services through a network of provider law firms under contract with Legal Life Plans. Provider law firms will be paid a fixed fee based on the plan purchased by the plan holder similar to an HMO structure in the health care industry. Services rendered by a provider law firm not covered by the plan will be charged directly to the plan holder by the provider law firm based on the predetermined per hourly rate which in most cases is at a discount to the normal hourly rate of that law firm provider. In the event that a plan holder decides to obtain outside legal representation they will not be reimbursed for any expenses.

Legal Life Plans is not responsible for any payments due to provider law firms on behalf of any plan holder for services rendered by a provider law firm to a plan holder which exceeds its benefit limit or is not a covered benefit.

Plan Holders will be assigned to a provider law firm based on geographic location. We will look to engage medium to large sized law firms which have multiple locations.

Provider law firms will be monitored by a quality control department which will investigate any complaints by our plan members as well as review any comments by plan members on the quality of the services rendered to them.

All provider law firms will be linked to an intranet and will utilize software developed by Legal Life Plans. This system will allow us to monitor the provider firms and prepare efficiency and quality control reports.

We have signed a Letter of Intent with PDC Capital Group and an associated legal firm with offices in each state, for the purpose of creating a partnership or joint venture to create our legal world-wide network of law firms for our US legal plans and for our migrant workers program. PDC Capital Group and their associated law group have extensive experience with building law firm networks globally. We anticipate this relationship to accelerate the Company's ability to service and market its Legal Plans world-wide. We anticipate definitive agreements memorializing the partnership or joint venture to be finalized on or before July 1, 2012.

Third Party Administration

The company plans to utilize services of a Third Party Administrator to handle all of its back office functions such as fee billing, collection and reconciliation services, as well as customer care and other general administrative functions in connection with the Company’s legal plans or other services. We currently do not have a third party administrator. However, we are in negotiations and we believe we will be able to hire or partner with one in the near term.

Website and Software Development/ Customer Service Support

We have entered into an agreement with Online Media Services (OMS) Asia Inc., a Philippine based company for the purposes of customer service call center facilities. Under the terms of the agreement, Online Media Services will provide Legal Life Plans with in-bound call center services for sales and customer support, out-bound call center telemarketing for sales, administrative, and customer support staff. Online Media Services will also provide Legal Life Plans with office space, computers, phones and office furniture so we can quickly implement the marketing of our legal plan in both the United States as well service the Migrant Workers Program. By outsourcing all of our customer service needs in the Philippines, the Company will be able to cut costs drastically and the agreement gives Legal Life Plans the structure and organizational support it needs to fully operate its business without having to spend a substantial amount of capital. The value of this service is estimated to be approximately $2,000,000. Online Media Services has agreed to accept a promissory note from Legal Life Plans for the final amount which will be determined at a later date and then may convert 66.6% of the promissory note to common stock. We are still in the process of finalizing the terms of this agreement. OMS (HK) Limited will provide IT services including website design and maintenance as well as software development for the purpose of linking the legal network together.

COMPETITION

There are a few national competitors with comprehensive insurance regulated legal plans as well. These companies include: Pre-Paid Legal Inc. (PPD, NYSE), Hyatt Legal Plans (a MetLife Company), ARAG Insurance Group (formerly Mid West Legal Services), and Signature Legal Care (a GE Financial Company).

MARKET GROWTH AS AN INDUSTRY

According to Public Perceptions of Lawyers Consumer research findings, 2002, Published by section litigation - American Bar Association, altogether, seven in ten U.S. households (71%) report experiencing some event in the past twelve months that might have led them to hire a lawyer. The most common events are:

•         Real estate transactions

•         Mortgage refinancing

•         Damage to property or automobile

•         Creating of wills or estate plans

•         Inadequate health care

•         Moving traffic violations

•         Trouble with creditors

The American Bar Association reports:

•         3 new civil suits are filed every second of every minute of every hour of every day, 7 days a week.

•         66% of Americans reporting legal problems do without an attorney because the fees would be too high.

According to the following statistical and survey data, it is projected that the growth of the industry will continue at a rapid pace.

•         Employee Benefit NEWS recently reported that 90% of the market for employer sponsored legal plans is unsold in the employer-based market.

•         A national survey conducted by LIMRA for the insurance industry, published in May 1999, found that legal plans were the number one voluntary benefit that employers would consider adding within the next 2-year period.

•         According to the American Bar Association Journal, one-half of all employee absenteeism is directly related to the personal legal problems of employees.

•         San Francisco based, LSK Associates, found that nearly 50% of survey respondents took time off from work to deal with legal problems. On average, employees missed 51 hours of work per year to attend to their legal matters according to Employee Benefit News.

•         According to the America Bar Association, only 30% of Americans currently have a will.

•         The average person is three times more likely to make an appearance in a court of law than they are in a hospital. There were 34 million hospitalizations vs. 91 million court filings in 1999 according to the National Center for Consumers of Legal Services.

•         Bankruptcy filings continue to exceed a million a year according to the American Bar Association.

•         A company with 1,000 employees earning an average of $10.00 per hour is losing approximately $613,000 in productivity annually due to employee’s legal-related problems according to Risk Management Magazine.

MARKETING PLAN

Long Form Infomercials

Legal Life Plans, Inc., plans to engage Herbert Dogan to produce a 30 minute infomercial as well as 30, 60 and 90 second commercial spots.

We will utilize outsourcing of call centers in the Philippines and the ability to have highly educated personnel providing the customer support and sales services Legal Life Plans requires. We should be able to increase our closing rate due to the fact that the agents answering the phones have extensive product knowledge of the services that we provide.

Short Form Television Spots

We plan to produce 30, 60 and 120 second television commercials. We believe that 30, 60 and 120 second short form commercials would perform well for us. These spots need to follow a two-step approach. By that we mean that step one would be the spots offering a free informational package and capturing the names and information of callers. Step two would be our outbound sales people converting them into members. This will result is our being able to place the commercials in programming areas conducive to our demographic and allow us to go after some frequency. In addition, we will need to buy this media nationally.

Using the two-step approach and buying nationally, based on our research from the results of some of our competitors it would be reasonable for management to expect to obtain a $15 per call cost. Legal Life Plans would expect a closing ratio on these callers to be in the 40% area. The reason for the lower close rate is that we have not had 30 minutes to talk to them, so more of the callers will be looking for additional information and will then find themselves not interested. However, using this model based on the results of some of our competitors, we would expect a $37.50 cost per sale.

Radio

We plan to produce a thirty (30) minute long form radio infomercial. The Legal Plan is perfect for long form radio. Because our product is not visual, an attentive listener can get the message as well or better than they will on television. Also, we can do it for a lot less money in many cases. Radio reaches a more affluent and older audience that also has a penchant for news and issues. These people interact with their media more and have a higher level of anxiety about the future in general.

Due to Legal Life Plans Legal Plan’s inherent newsworthiness as a revolutionary and needed service to all Americans, and the current popularity of legal related shows, Legal Life Plans is ideal for talk radio interviews across the country. This not only builds a no or low cost effective Public Relations campaign but would also serve as a no or low cost direct response advertising device.

Long form radio is a medium where management would pay $50 to $300 for an entire ½ hour. But it is a low call volume media. It is common to buy a $50 time slot and only get 5 or 6 calls. However that is less than $10 per call. Plus, the caller had ½ hour to hear about us, so the quality of the caller is higher. The challenge is that due to the low volume of calls, it will only be a part of our campaign, not the core or driving force of it. Based on a $10 call with a 50% close rate, it is possible for radio to deliver us $20 to $25 sales, making long form radio profitable in the first month.

Per Inquiry (PI)

PI could prove to be a very good, no risk addition to Legal Life Plans’ media mix. Also, once we have 30, 60 and 120 second television commercials, PI becomes even more possible since short form inventory is more available than long form. Under this arrangement we would negotiate a fixed price per call or sale. Again, this is a no risk situation since we only pay for the number of calls we get. As to performance, if we held a 40% close rate, our cost-per-sale would be approximately $50.

Print Advertising

We are in negotiations with CWC Sports Promotions LLC and Dogan Sports Management, both California based sports marketing firms. CWC sports will be selling Legal Life Plans Inc, advertising space in various sports publications such as Hoops Magazine, Major League Baseball game day programs and yearbooks, as well as all other sports leagues game day programs and yearbooks.

Advertorials

This is simply the practice of writing what looks like a news article for print use, but spinning it into a direct response ad. Using attention-getting headlines in this arena are important. Also, Legal Life Plans can work with firms that will run these ads at their own expense, if they like the product, in exchange for their making some of the profit.

Affinity Groups

Legal Life Plans will market its legal plan to employer benefits services companies and will continue to seek out additional affinity groups to market its legal plan to.

Internet

The web site www.legalplanprovider.com is in the process of being developed and made to sell the service or capture lead information for follow up sales. During television campaigns, it is very common to receive five times as many web hits as phone calls. We need to ensure that the information and opportunity exist for a viewer to become a member. Management will utilize key word marketing campaigns. This is the process of buying key words and continuing search key optimization on major search engines so that our website listing would come up when someone is looking for an attorney.

Telemarketing

Our product needs to be addressed by very informative inbound telemarketers and people who can close a sale. As selling our product is similar to selling insurance, management can create its own inbound telemarketing room with the right sales manager. Also, Legal Life Plans could outsource a shared environment (less costly) or a dedicated call center that would work for us as a subcontractor. The call center would be a profit center from which we could test and practice several selling and marketing and cross-marketing methods. For example, multi-pricing is one such method. A caller initially calls in with the intention to purchase one individual legal plan at $29.95 per month. However, management is of the opinion that there are a high percentage of consumers who would be willing to pay a higher price per month by up selling them on the phone to our more expensive legal plans, as well as our other Legal Life Plans products. If our testing indicates that the market would support multi-pricing, we could modify our infomercial and other marketing methods accordingly. By training the telemarketers properly we would start the callers off at the higher price and then price drop as needed. It is management’s opinion that we can convert 25% of callers to the higher priced plans with no significant added cost.

We will utilize a call center in the Philippines and it is our intention to only hire lawyers and paralegals to act as customer service representatives or sales agents.

MIGRANT WORKER PROGRAM

Legal Life Plans has designed a plan specifically to meet the needs of the more than 86 million migrant workers around the world. Legal Life Plans will establish a new company for the Migrant Worker Program which will be a subsidiary of Legal Life Plans. Migrant workers are described as individuals who leave their home country for employment in another country. The countries which deploy the large majority of all migrant workers are The Philippines, Indonesia and Malaysia. In each of these countries the migrant workers remit much of their money back to their families in their home country, representing one of the largest, if not the largest sources of money for the country. These workers are regularly subject to legal and medical related issues for which Legal Life Plans is establishing an international network of lawyers to provide low cost legal counsel when the workers find themselves in need of help.

The legal plan will cover matters related to working conditions, unpaid wages, visa and immigration issues. It will also include a travel assistance program which will provide a variety of services for the workers, including bedside visits for family members in the event the worker is hurt on the job and the reparation of remains in the event that a worker should die while outside of the workers’ home country. A very big concern for a migrant worker is the cost of getting hurt or dying on the job because of the amount of money it would cost their family to visit them in the hospital or to bring their remains back to their home country for burial.

Legal Life Plans will initially launch its services to Filipino migrant workers or Overseas Filipino Workers a/k/a OFW, as they are referred to by the Philippine government. In the Philippines, the remittances of money by the OFW's account for more money for the country than any other source.

In the Philippines Legal Life Plans will be represented by Fajardo-Reyes Esq, one of the most prominent law firms in the country. Fajardo-Reyes Esq will act in the capacity of legal council to Legal Life Plans and/or its subsidiary and will be the legal service provider to plan holders on the island of Luzon for OFW's and their families for covered matters. We are currently in the process of interviewing additional law firms on the other islands in the Philippines such as Cebu, Mindoro and Mindanao to service the OFW's and their families.

We are also in negotiations with Atty. Antonio G. Arellano who is considered by the OFW's to be their most trusted advocate for fair treatment around the world. Attorney Agga is registered to practice law in both the Philippines and Hong Kong and has a radio show for the purpose of providing legal advice to OFW’s around the world. Even though he is only registered to practice law in the Philippines and Hong Kong, because he is followed by workers all over the world, he is the perfect marketing partner for us. He will be able to service the OFW’s in Hong Kong, and he can help us market our plans to his listeners who are not yet covered by our plans, by expressing the need for them to obtain this type of policy for themselves, before problems arise.

We are in the process of seeking approval to market the program through the Philippines Overseas Employment Administration (POEA) and the Overseas Workers Welfare Administration (OWWA) which are the two Philippine government agencies that directly oversee the OFW program. We will also market the program to companies such as construction companies that employ a substantial number of OFW’s, and through placement agencies which secure the workers’ employment abroad.

Certain Facts Regarding Migrant Workers

•	Migrants provide huge flows of remittances to their countries, amounting to an estimated US$ 80 billion annually (in 2002), or the second largest source of external funding for developing countries, according to data from the World Bank.

•	Women account for 49 per cent of the world's migrants and are increasingly traveling on their own as their family's primary income earner.

•	Between 10 to 15 per cent of migrants are in irregular status, a phenomena that is not confined to developed countries. The extent of the flows of irregular workers is a strong indication that demand for regular migrant workers is not being matched by the supply.

•	Working conditions for a large portion of migrants are abusive and exploitative, sometimes constituting forced labor, and all too often include the denial of union rights, discrimination and xenophobia.

Regulation

We are subject to various state laws related to insurance regulation. We are also subject to government laws and regulations concerning health, safety, working conditions, employee relations, wrongful termination, wages, taxes, and other matters applicable to businesses in general.

We have had no material environmental incidents or non-compliance with any applicable environmental, health, safety, or other applicable regulations.

Our migrant worker program may be regulated by Republic Act No. 9829, the Pre- Need Code of the Philippines (“Pre-Need Code”).  In the event that the Company's migrant worker program is regulated by the Pre-Need Code, we would need to obtain a license to sell or offer our pre-need plan.  We would be required to apply for an endorsement from the Licensing Division of the Insurance Commission in the Philippines, submit documentation, and we would need to have paid-in capital of at least approximately US $2,222,222.  It is not certain that we will receive approval for our license from the Insurance Commission.

Furthermore, the Insurance Commission, the Department of Labor and Employment, and the National Labor Relations Commission in the Philippines have adopted certain Insurance Guidelines that directly affect our business. All migrant workers that have a recruitment agency must receive insurance from their recruitment agencies at no cost to the migrant worker. This required insurance is to cover basic life insurance, accidental death, disability, and in case of injury or illness, visits by family, and repatriation, if necessary. The Legal Insurance offered by Legal Life Plans is not currently required under the law, but may be sold as part of the insurance package.

Since the requirements of the insurance companies who are eligible to provide the compulsory insurance to migrant workers is specific to those companies who have been in business for a minimum of five (5) years and have a minimum of 500 million pesos (approximately US $12 Million) as of the end of the previous years we will have to either acquire or partner with an existing eligible insurance company in the Philippines. The cost of acquiring an existing insurance company eligible to sell the compulsory insurance may be substantial and there can be no assurance that we would be able to find an insurance company with which we can partner to offer the insurance to migrant workers.

In addition, there are insurance companies in the Philippines that have been issuing these types of plans to migrant workers, and which have established business and name recognition in the Philippines. There can be no assurance that we will be able to gain market share from the companies who have greater resources and more recognizable names in the Philippines.

REPORTS TO SECURITY HOLDERS

Legal Life Plans, Inc. is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 333-119915. Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States. Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

ITEM 1A: RISK FACTORS

Operating Risks

We have Defaulted Loan Obligations. We received loans to continue operations as detailed in our financial statements. These loans are in default or may be in default upon demand by the creditors. As a result of our default position, these creditors may obtain judgment or other lawful remedies to collect on the debts now or in the future. We will still need to raise additional capital or increase our business profits to satisfy these creditors. We cannot assure you that we will be successful in repaying any or all of these creditors. As of May 31, 2012, the total amount due on these loans was $209,307 which consists of $197,200 of principal and $12,107 of interest.

We Have Consistently Operated at a Loss. Legal Life Plans was organized in 1991 and has consistently operated at a loss, and we cannot assure you that we will be able to operate Legal Life Plans profitably. In the event we are unsuccessful at operating our business profitably, we cannot assure you that Legal Life Plans could successfully become involved in any other business venture due to the fact that our personnel are trained only in biotherapy and not in other services. We presently have no plans, commitment, or arrangements with respect to any other potential business venture.

We have no Operating Capital, and We Must Raise Additional Capital to Remain in Business. We presently have no operating capital and are dependent upon future fundraising efforts to provide the minimum capital necessary to continue our business. Such fundraising efforts may include the sale of additional shares of Legal Life Plans or will involve commercial borrowing. Although we believe that our status as a publicly-traded company will enhance our ability to raise additional capital, our financial condition is dire and we are currently operating with no or very little working capital and several loan obligations. We cannot assure you that our shares will continue to be publicly traded and capital will be available to meet the costs of our operations, or that it will be available on acceptable terms. Presently, we have no commitments or arrangements from commercial lenders or other sources.

Governmental laws and regulations may add to our costs or limit our activities. Our operations are affected from time to time in varying degrees by governmental laws and regulations. We may be required to make significant capital expenditures to comply with governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or may significantly limit our activities. Legal Life Plans is subject to extensive and varied federal, state and local government regulation, including regulations relating to legal service plan insurance product offerings, including marketing and distribution thereof. Legal Life Plans operates its business in accordance with standards and procedures designed to comply with applicable insurance codes and regulations, including but not limited to state insurance laws and codes governing the offering and distribution of legal services plans to individuals and/or employers in applicable regulatory jurisdictions. However, if Legal Life Plans could not obtain, retain or replace applicable insurance underwriting and marketing contracts, insurance and/or agency licenses, bonds and/or permissions it would adversely affect Legal Life Plans’ operations and/or its ability to market or expand its products and services in certain regulated jurisdictions. Legal Life Plans may experience significant difficulties, delays or failures in obtaining required insurance underwriting contracts, licenses, permits or approvals in connection with the offering and distribution of its legal service plans in insurance regulated jurisdictions, and any such problems could delay or prevent the offering and/or distribution of its legal services plans within such insurance regulated jurisdictions.

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

Our operations and resources are not diversified. Our limited financial resources limit our ability to diversify our operations. The inability to diversify activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

We depend heavily upon our management. We are heavily dependent upon the skills, talents, and abilities of our management team to implement our business plan. The loss of the services of one of our executive officers would have a material adverse effect upon our business and financial condition.

We depend heavily upon outside advisors. To supplement the business experience of our employees, we employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by us without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us or the shareholders. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

Our business is speculative. The legal services industry is extremely competitive and the commercial success of any venture is often dependent on factors beyond the control of the Company. The Company may incur uninsured losses for liabilities which arise in the ordinary course of industry, or which are unforeseen. We cannot assure you that you will not lose your entire investment in the Company

We have no insurance underwriter. In thirty three (33) states and the District of Columbia, Legal Life Plans’ legal services plans are regulated as an insurance product, thereby requiring the Company to work with an insurance company partner to offer its legal services plans in such jurisdictions. At this time Legal Life Plans, Inc does not have a partner through which it can offer its services in such jurisdictions. Although the company believes it should be able to attract an underwriter for its legal plans, there is no guarantee that the company will be able to enter into an agreement with an insurance company partner, thereby decreasing the company’s ability to market its plan for the United States.

We are a development stage business and lack operating history. Legal Life Plans, Inc. is a new company with no operating history upon which an investor can evaluate its performance or its potential for success. The Company’s proposed business is subject to all business risks associated with new or early stage enterprises and its operations are subject to all of the risks inherent in the expansion of an early-stage business enterprise, including higher-than-expected expenses and uncertain revenues. The likelihood of the business’s success must be considered in light of the problems, expenses, difficulties, complications, and delays, frequently encountered in connection with new enterprises operating in a highly competitive industry. Legal Life Plans has had no profits to date, and there can be no assurance of future profits. As a result of the expansion stage nature of Legal Life Plans’ business and the fact that it will incur significant expenses in connection with its activities, Legal Life Plans can be expected to sustain operating losses for the foreseeable future. There can be no assurance that the company will operate profitably.

We have numerous competitive risks. Legal Life Plans will have to compete with some established and large, well-capitalized competitors. As a result, the Company may not be able to effectively capture the business of its target market, including but not limited to certain large and small employers and/or individual consumers. The legal cost reimbursement insurance industry and the related voluntary employee and consumer benefits business are both intensely competitive. While Legal Life Plans believes its products and services are sufficiently different from those of its competitors, the Company will be required to compete with national and regional service providers and with independent distributors of such service providers for market share, access to desirable distribution channels and recruitment of personnel. Legal Life Plans’ competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources, than Legal Life Plans. No assurances can be given that Legal Life Plans will have the financial resources, distribution ability, and depth of key personnel or marketing expertise, to compete successfully in these markets.

We have intellectual property risks. Legal Life Plans is applying for certain common law trademark rights registrations. The Company believes that its trademarks and other proprietary rights are important to its success and its competitive position. Legal Life Plans therefore devotes appropriate resources to the protection of its trademarks and proprietary rights. The protective actions that Legal Life Plans takes or elects not to take, however, may not be enough to prevent unauthorized usage or imitation by others, which may cause Legal Life Plans to incur significant litigation costs and could harm its image or its brand or competitive position. To date, Legal Life Plans has not been notified that its trademarks or menu offerings infringe upon the proprietary rights of third parties, but Legal Life Plans cannot assure you that third parties will not claim infringement by it. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require Legal Life Plans to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on Legal Life Plans’ business, results of operations and financial condition.

We may not get approval from the Philippines Insurance Commission. Our migrant worker program may be regulated by Republic Act No. 9829, the Pre- Need Code of the Philippines (“Pre-Need Code”).  In the event that the Company's migrant worker program is regulated by the Pre-Need Code, we would need to obtain a license to sell or offer our pre-need plan.  We would be required to apply for an endorsement from the Licensing Division of the Insurance Commission in the Philippines, submit documentation, and we would need to have paid-in capital of at least US $2,222,222.  It is not certain that we will receive approval for our license from the Insurance Commission.

We may not be able to comply with Insurance Guidelines. The Insurance Commission, the Department of Labor and Employment, and the National Labor Relations Commission in the Philippines have adopted certain Insurance Guidelines that directly affect our business. All migrant workers that have a recruitment agency must receive insurance from their recruitment agencies at no cost to the migrant worker. This required insurance is to cover basic life insurance, accidental death, disability, and in case of injury or illness, visits by family, and repatriation, if necessary. The Legal Insurance offered by Legal Life Plans is not currently required under the law, but may be sold as part of the insurance package.

Since the requirements of the insurance companies who are eligible to provide the compulsory insurance to migrant workers is specific to those companies who have been in business for a minimum of five (5) years and have a minimum of 500 million pesos (approximately US $12 Million) as of the end of the previous years we will have to either acquire or partner with an existing eligible insurance company in the Philippines. The cost of acquiring an existing insurance company eligible to sell the compulsory insurance may be substantial and there can be no assurance that we would be able to find an insurance company with which we can partner to offer the insurance to migrant workers.

In addition, there are insurance companies in the Philippines that have been issuing these types of plans to migrant workers, and which have established business and name recognition in the Philippines. There can be no assurance that we will be able to gain market share from the companies who have greater resources and more recognizable names in the Philippines.

Investment Risks

No Active Market. Although the Company’s shares are traded on the OTC Markets trading platform, the Company believes that the public trading price may be an inaccurate representation of the value of the Company because there is little or no trading volume in the Company’s shares and no analysts or NASD market makers actively follow the Company.

We Have Never Issued a Dividend and Don’t Anticipate any Dividends in the Future. Legal Life Plans has never issued a dividend and we do not anticipate paying dividends on our common stock in the foreseeable future. Furthermore, we may also be restricted from paying dividends in the future pursuant to subsequent financing arrangements or pursuant to Delaware law.

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

ITEM 2: DESCRIPTION OF PROPERTY

Legal Life Plans does not own any real property. We sublease approximately 300 square feet in Draper, Utah. We have not yet adopted any policies regarding investment in real property, as we do not expect to make any real estate purchases in the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market for Common Equity and Related Stockholder Matters.

(1)	Market Information.

The Company’s Common Stock is listed on the OTC Markets trading platform (“OTC Markets”) under the symbol “LLFP.” The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the fiscal year ended May 31, 2012:

	High	Low
Fourth Quarter 2012	$2.00	$1.01
Third Quarter 2012	$3.00	$0.51
Second Quarter 2012	$1.15	$0.75
First Quarter 2012	$1.25	$0.51

The following table sets forth, for the periods indicated, the high and low closing sales prices of shares of the Company’s Common Stock during the fiscal year ended May 31, 2011:

	High	Low
Fourth Quarter 2011	$2.50	$.75
Third Quarter 2011	$3.29	$.35
Second Quarter 2011	$2.50	$.55
First Quarter 2011	$4.50	$2.50

(2)	Holders.

As of September 11, 2012, the Company had approximately 139 holders of record of its Common Stock.

(3)	Dividends.

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

Overview

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the years ended May 31, 2012 and 2011.

Revenues. Legal Life Plans generated net revenues of $-0- during the fiscal years ended May 31, 2012 and 2011. Revenues are expected to increase in the future as we implement our business plan.

Professional Fees. Our professional fees include outside legal, accounting and other professional fees. Professional fees for the fiscal year ended May 31, 2012 were $62,114 compared to $47,852 during the twelve months ended May 31, 2011. The increase was the result of legal fees and transfer agent fees which were incurred for various transactions during the year ended May 31, 2012. No major changes are expected in accounting and auditing services as they are continually provided to the company in conjunction with the audits and preparation of the financial statements.

General and Administrative Expenses. Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses. General and administrative expenses for the fiscal year ended May 31, 2012 was $24,250 compared to $38,156 during the twelve months ended May 31, 2011. The decrease was anticipated as during the year ended May 31, 2011 the Company updated its website in order to attract potential companies to acquire or partner with, and incurred expenses related to the satisfaction of debt.

Other Income (Expense). We incurred net other expense of $6,916 for the year ended May 31, 2012 compared to net other income of $190,053 for the year ended May 31, 2011. During the year ended May 31, 2011, the Company recorded a gain on the extinguishment of debt in the amount of $191,955. Other expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company. No significant change is expected in interest expense until the Company is able to pay down the promissory notes.

Off-Balance Sheet Arrangements.

Legal Life Plans is not subject to any off-balance sheet arrangements.

Personnel

Legal Life Plans has contract personnel that we utilize to carry out our business.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from loans and sales of common stock. As of May 31, 2012, our primary source of liquidity consisted of $105 in cash and cash equivalents. Legal Life Plans has sustained significant net losses which have resulted in an accumulated deficit at May 31, 2012 of $3,832,862. Our losses raise doubts about our ability to continue the business of Legal Life Plans as a going concern. Our current financial condition is dire. Consequently, we anticipate that we will require additional cash inflows from sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise. We anticipate another net loss for the year ending May 31, 2013, and with the expected cash requirements for the coming months, without additional cash inflows, we have substantial doubt as to our ability to continue to operate. We believe our present capital resources are insufficient for ongoing operation. We cannot assure you that we will be able to raise sufficient funds to continue operations. Consequently, you could incur a loss of your entire investment in Legal Life Plans.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

LEGAL LIFE PLANS, INC.

Financial Statements for the Years

Ended May 31, 2012 and 2011

and Report of Independent Registered

Public Accounting Firm

20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Legal Life Plans, Inc. (formerly Nano Dimensions, Inc.)

I have audited the accompanying balance sheets of Legal Life Plans, Inc. (formerly Nano Dimensions, Inc.) (the Company) as of May 31, 2012 and 2011 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legal Life Plans, Inc. as of May 31, 2012 and 2011 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York

September 13, 2012

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
Balance Sheets

ASSETS
	May 31,	May 31,
	2012	2011

CURRENT ASSETS

Cash and cash equivalents	$105	$4,877

Total Current Assets	105	4,877

OTHER ASSETS

Notes receivable	53,900	57,500
Interest receivable	10,168	5,628

Total Other Assets	64,068	63,128

TOTAL ASSETS	$64,173	$68,005

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$129,733	$63,985
Due to related party	24,000	22,500
Other accrued expenses	—	120,000
Notes payable	197,200	55,000

Total Current Liabilities	350,933	261,485

TOTAL LIABILITIES	350,933	261,485

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares
authorized:
Series A Preferred Stock, 200 and 200 shares
issued and outstanding, respectively	—	—
Series B Preferred Stock, 0 and 0 shares
issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares
authorized, 171,419 and 171,419 shares issued
and outstanding, respectively	171	171
Additional paid-in capital	3,545,931	3,545,931
Accumulated deficit	(3,832,862)	(3,739,582)

Total Stockholders' Deficit	(286,760)	(193,480)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$64,173	$68,005

The accompanying notes are an integral part of these financial statements.

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
Statements of Operations

	For the Years Ended
	May 31,
	2012	2011

NET REVENUES	$—	$—

OPERATING EXPENSES

Professional fees	62,114	47,852
General and administrative	24,250	38,156

Total Operating Expenses	86,364	86,008

LOSS FROM OPERATIONS	(86,364)	(86,008)

OTHER INCOME (EXPENSES)

Gain on extinguishment of debt	—	191,955
Interest income	4,540	4,826
Interest expense	(11,456)	(6,728)

Total Other Income (Expenses)	(6,916)	190,053

INCOME (LOSS) BEFORE INCOME TAXES	(93,280)	104,045

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$(93,280)	$104,045

BASIC AND DILUTED:
Net income (loss) per common share	$(0.54)	$0.61

Weighted average common shares outstanding	171,419	171,419

The accompanying notes are an integral part of these financial statements.

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
Statements of Stockholders' Deficit
For the Period June 1, 2010 through May 31, 2012

						Additional
	Series A Preferred Stock		Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit

Balance, June 1, 2010	200	$—	171,475	$171	$(14,105)	$3,560,036	$(3,843,627)

Cancellation of treasury stock	—	—	(56)	—	14,105	(14,105)	—

Net income for the year ended
May 31, 2011	—	—	—	—	—	—	104,045

Balance, May 31, 2011	200	—	171,419	171	—	3,545,931	(3,739,582)

Net loss for the year
ended May 31, 2012	—	—	—	—	—	—	(93,280)

Balance, May 31, 2012	200	$—	171,419	$171	$—	$3,545,931	$(3,832,862)

The accompanying notes are an intgegral part of these financial statements.

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
Statements of Cash Flows

	For the Years Ended
	May 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(93,280)	$104,045
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Gain on extinguishment of debt	—	(191,955)
Changes in operating assets and liabilities:
Interest receivable	(4,540)	(4,826)
Accounts payable and accrued expenses	(54,252)	1,177
Due to related party	1,500	4,250

Net Cash Used by Operating Activities	(150,572)	(87,309)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from payments on notes receivable	3,600	3,500

Net Cash Provided by Investing Activities	3,600	3,500

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	142,200	55,000

Net Cash Provided by Financing Activities	142,200	55,000

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(4,772)	(28,809)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,877	33,686

CASH AND CASH EQUIVALENTS, END OF PERIOD	$105	$4,877

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

Notes to the Financial Statements

May 31, 2012 and 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Legal Life Plans, Inc. (the Company) was incorporated under the laws of the State of Delaware on August 12, 2004 with authorized common stock of 100,000,000 shares (increased to 500,000,000 shares on October 19, 2010) and authorized preferred stock of 10,000,000 shares (increased to 20,000,000 shares on October 19, 2010). Both classes of stock have a par value of $0.001 per share. The Company was organized for the purpose of producing and preserving activated cells for use in cancer treatment primarily through agreements with clinics, hospitals, and physicians. Effective July 31, 2007, the Company sold certain assets in exchange for 56 shares of its common stock. Following this transaction the Company entered into shell status with no significant operations.

The Company was originally formed as Cancer Therapeutics, Incorporated, under the laws of the State of Tennessee on May 1, 1991. On September 7, 2004, the Company reincorporated into the State of Delaware by filing with the state a Certificate of Merger whereby Cancer Therapeutic, Incorporated (Tennessee) merged with and into Cancer Therapeutic, Inc. (Delaware) which was incorporated for this purpose on August 12, 2004. On October 19, 2010 the Company changed its name from Cancer Therapeutic, Inc. to Nano Dimensions, Inc. and on January 6, 2012 to Legal Life Plans, Inc.

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

May 31, 2012 and 2011

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Basic and Diluted Net Income (Loss) per Common Share

In accordance with Accounting Standards Codification (“ASC”) topic No. 260, “Earnings per Share,” basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Antidilutive common shares related to warrants (see Note 10) excluded from the computation of diluted net income (loss) per common share were 35,670 and 35,670 for the years ended May 31, 2012 and 2011, respectfully.

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

At May 31, 2012, the Company had net operating loss carryforwards of approximately $2,940,000 which may be offset against future taxable income through 2032. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

Notes to the Financial Statements

May 31, 2012 and 2011

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Income Taxes (continued)

Net deferred tax assets consist of the following components as of May 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$290,302	$258,587
Valuation allowance	(290,302)	(258,587)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal statutory rate of 34% to pretax income (loss) for the years ended May 31, 2012 and 2011 due to the following:

	2012	2011
Income tax (benefit) at 34%	$(31,715)	$42,175
Increase (decrease) in valuation allowance	31,715	(42,175)
Income tax expense (benefit)	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended May 31,
	2012	2011
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At May 31, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of May 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended May 31, 2012, 2011 and 2010.

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

Notes to the Financial Statements

May 31, 2012 and 2011

NOTE 3 - GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the financial statements, the Company has incurred losses of approximately $3,800,000 from inception of the Company through May 31, 2012. The Company’s stockholders’ deficit at May 31, 2012 was $286,760; its current liabilities exceeded its current assets by $350,828, and the company has no significant operations. These factors combined raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 4 - NOTES RECEIVABLE

The Company has notes receivable consisting of the following:

	May 31, 2012	May 31, 2011
Note receivable from a company, 8.0% interest, no terms of repayment	$53,900	$57,500
Total Notes Receivable Less: Current Portion	(53,900)	(57,500)
Long Term Notes Receivable	$53,900	$57,500

This loan was made to an unrelated party which assists the Company at times with legal matters. Accrued interest at May 31, 2012 and 2011 was $10,168 and $5,628, respectively.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of

	May 31, 2012	May 31, 2011
Professional Fees	$71,720	$37,270
Rent	40,000	22,000
Accrued interest on notes payable	12,107	651
Other	5,906	4,064
Total	$129,733	$63,985

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

Notes to the Financial Statements

May 31, 2012 and 2011

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

NOTE 6 - DUE TO RELATED PARTY

The due to related party of $24,000 and $22,500 at May 31, 2012 and 2011, respectively, represents amounts due to an accounting firm owned by the Company’s chief financial officer for professional fees. The liability is non-interest bearing and is due on demand.

For the years ended May 31, 2012 and 2011, professional fees included payments and accruals to this accounting firm totaling $6,250 and $6,050, respectively,

NOTE 7 - OTHER ACCRUED EXPENSES

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

On April 20, 2011 the Company and Company counsel executed a Settlement Agreement with the investor. The Agreement provided that the Company and Company counsel jointly and severally agree to pay the investor a total of $170,000, $50,000 in April 2011 (which was paid by the Company in April 2011), $60,000 in May 2011 ($15,000 was paid August 5, 2011, $25,000 was paid August 23, 2011, $20,000 was paid September 7, 2011), and $60,000 in June 2011 ($10,000 was paid September 7, 2011, $50,000 was paid February 22, 2012), with default interest at a rate of 18% per annum from the date of any Event of Default. The Settlement Amount was paid in full as of February 22, 2012 and the Complaint has been dismissed with prejudice.

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

Notes to the Financial Statements

May 31, 2012 and 2011

NOTE 8 - NOTES PAYABLE

The Company has notes payable consisting of the following:

	May 31, 2012	May 31, 2011
Note payable to an individual, 8.0% interest, unsecured, due April 7, 2012, in default	197,200	55,000
Total Notes Payable Less: Current Portion	197,200 (197,200)	55,000 (55,000)
Long Term Notes Payable	—	—

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

Accrued interest at May 31, 2012 and 2011 was $12,107 and $651, respectively.

NOTE 9 - EQUITY TRANSACTIONS

Effective April 15, 2009, the Company issued a total of 80,000 post-split shares (40,000,000 pre-split shares) of its common stock to two consulting firms for consulting services valued at $442,718. As the service contracts covered the period April 15, 2009 through April 14, 2010, the Company recorded prepaid consulting fees in the amount of $387,378 in stockholders’ deficit as of May 31, 2009. This amount was amortized over the contract period and the balance was $0 as of May 31, 2010.

Effective May 1, 2009, the Company issued a total of 73,700 post-split shares (36,850,000 pre-split shares) of its common stock in satisfaction of $407,854 of debt.

Effective May 15, 2009, the Company issued 8,000 post-split shares (4,000,000 pre-split shares) of its common stock to Montenegro LLC as part of an agreement to purchase a 25% interest in NanoTherapies LLC.

Effective October 15, 2009, the Company issued 12,000 post-split shares (6,000,000 pre-split shares) of its common stock at a $5.00 post-split price ($0.01 pre-split price) per share as part of an agreement to purchase an additional 26% interest in NanoTherapies LLC. These shares were issued in connection with a letter of intent which never materialized. Therefore, the Company intends to issue a “stop transfer” order relating to the 12,000 shares and has reflected these shares as deemed void upon issuance.

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

Notes to the Financial Statements

May 31, 2012 and 2011

NOTE 9 - EQUITY TRANSACTIONS (Continued)

Preferred Stock

During the year ended May 31, 2010, the Company approved the creation of Series A Preferred stock. The Series A preferred shares are entitled to 2,000 post-split votes (1,000,000 pre-split votes) per share but do not have any rights of conversion into shares of common stock. Pursuant to Delaware General Corporate Law, the holder of the preferred stock cannot take any action to benefit him personally as a shareholder without the vote of a majority of the common shareholders. On April 22, 2010 the Company authorized and approved the issuance of 200 shares of Class A Preferred stock to the then Company CEO/CFO in lieu of compensation for one year.

On March 20, 2012, the Company approved the filing of a Certificate of Designation with respect to Series B Preferred stock. The Series B Preferred shares are entitled to 1 vote per share but do not have any dividend, distribution, liquidation, or rights of conversion into common stock.

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

The following table summarizes the changes in warrants outstanding (as retroactively adjusted for the November 5, 2010 1 for 500 reverse stock split):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of June 1, 2010	35,670	$50.00
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at May 31, 2011	35,670	$50.00
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at May 31, 2012	35,670	$50.00

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

Notes to the Financial Statements

May 31, 2012 and 2011

NOTE 10 – WARRANTS (Continued)

Common stock warrants outstanding and exercisable as of May 31, 2012 are:

	Warrants Outstanding			Warrants Exercisable
Expiration Date	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

May 1, 2014	$50.00	35,670	5.00	35,670	$50.00
Total		35,670		35,670

NOTE 11 - FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments – On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements”. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of May 31, 2012 and 2011.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Rental Agreement

On June 1, 2009, the Company executed a Sublease Agreement with Acadia Properties, LLC to sublease office space located in South Jordan, Utah. The sublease had a term from June 1, 2009 to March 31, 2011 and provides for monthly base rent of $1,500. The lease continues on a month to month basis. For the years ended May 31, 2012 and 2011, rent expense was $18,000 and $18,000, respectively.

Acquisition Agreement

On March 20, 2012, the Company entered into an agreement to acquire all of the outstanding shares of Legal Life Plans, Inc., a Utah corporation (“LLP Utah”) in exchange for 1,000,000 shares of Series A Preferred Stock, 18,000,000 shares of Series B Preferred Stock, and 91,000,000 shares of common stock of the Company. Closing of the transaction (which has not yet occurred) is subject to satisfaction of certain conditions by the parties. One of the LLP Utah stockholders is also the individual who has a note receivable from the Company in the amount of $197,200 at May 31, 2012 (see Note 8).

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

As of May 31, 2012, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. Our board of directors has only two members. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2012, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended May 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Pursuant to the Company's Delaware Certificate of Incorporation and Bylaws, the Company's Board of Directors (the "Board") serve for one year terms. The term of office of the members of the Board will expire at the next annual shareholders meeting. No annual shareholders’ meeting is planned for the year 2012.

Directors and Executive Officers

Name	Age	Position(1)
Scott Weissman	35	Chief Executive Officer, Chairman of Board of Directors

Chene Gardner	48	Chief Financial Officer
Joe Toro	27	Director
John Thomas	39	Director

(1) Officers hold their position at the pleasure of the board of directors, absent any employment agreement.

 Scott Weissman. Mr. Weissman, age 35, has approximately 15 years experience in investment banking and asset management. In addition to his role as CEO of Legal Life Plans, Inc, Mr. Weissman has been the CEO of Green Light Equity Partners LLC, a Miami based private equity and consulting firm from July 2006 to the present. Mr. Weissman has been Chairman and Managing Director of Tiger Eye Holdings Hong Kong LTD, a real estate holding company from July 2006 to the present. Mr. Weissman does not manage any of the day-to-day operations for Green Light or Tiger Eye. From April 2007 to September 2010, Mr. Weissman acted as President of Law America, Inc., a subscription legal services provider.

Mr. Weissman has a permanent injunction from association with any FINRA member as a registered representative. Mr. Weissman (CRD #2664118, Registered Representative, Miami, Florida), was barred from association with any FINRA member in any capacity and ordered to pay $16,000, plus interest, in restitution to a public customer (FINRA Case #2005001067201)".

John Thomas. Mr. Thomas, age 39, Mr. Thomas practices law specializing in general corporate law, securities, and mergers and acquisitions for his law firm, John D. Thomas P.C. From March 2008 until March 2012, Mr. Thomas served as a member of the board of directors and chairman of the audit committee of Bayhill Capital, Inc. (BYHL.OB), a filer of reports pursuant to 13(a) and 15(d) of the Securities Exchange Act of 1934. From July, 2009 to May, 2011, Mr. Thomas served as a member of the board of directors of Vican Resources, Inc. (VCAN.OB), a filer of reports pursuant to 13(a) and 15(d) of the Securities Exchange Act of 1934. From May 2006 to June 2008, Mr. Thomas was the director of the microcap division for MCC Global NV (FSE: IFQ2), an international financial services and investment conglomerate based in London and traded on the Geregeltermarkt of the Frankfurt Stock Exchange. He has also been general legal counsel for Legal Life Plans, Inc., (LLFP.OB) since May, 2004, a filer of reports pursuant to 13(a) and 15(d) of the Securities Exchange Act of 1934. Since August 2009, Mr. Thomas has been a member of the board of directors of London Pacific & Partners, Inc. (OTC: LDPP), a Los Angeles and London-based investment and advisory firm specializing in healthcare and hospitality finance. In August, 2009, Mr. Thomas entered into a settlement with the Commodity Futures Trading Commission wherein Mr. Thomas consented to an order of permanent injunction from his future involvement in commodity pools trading and commodities operations. Mr. Thomas holds a Juris Doctor degree from Texas Tech University School of Law and is licensed to practice law in Texas and Utah.

Chene Gardner. Mr. Gardner age 48, is the Chief Financial Officer of Legal Life Plans. Mr. Gardner has served as Chief Financial Officer to Nano Dimensions since May, 2004. Mr. Gardner was appointed as Chief Executive Officer of Legal Life Plans July, 2007 and served until March 2012. Mr. Gardner served as a member of the board of directors of Legal Life Plans from August, 2004 to March 2012. Mr. Gardner has served as CEO and director of Global Network, Inc. since May, 2005. Mr. Gardner served as the Chief Financial Officer of Synerteck Incorporated from March, 2001 until December, 2005. Mr. Gardner has served as the Financial Controller of Fuelstream, Inc. from March, 2001 until the present. Prior to his association with Fuelstream, from January, 1997 to September, 1999, Mr. Gardner served as Financial Manager for Aluminum Builders, Inc., a producer of various home improvement items. Mr. Gardner also has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries. Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University. Mr. Gardner is not a director of any other companies which file reports pursuant to the Securities Exchange Act of 1934.

Joseph Toro. Mr. Toro, age 27, Mr. Toro has 10 years experience in mortgage banking and financial consulting. He started his career in New York City with Southern Star Mortgage as a loan officer from January 2004 to December 2004 and was promoted to office manager overseeing 50 mortgage brokers from January 2005 to March 2006. Mr. Toro has also worked with North Side Capital from January 2007 to July 2008, US Mortgage Bankers from January 2007 to August 2008, South West Capital from September 2007 to July 2008 and Keep Living in Your Home Inc. from August 2008 to the present.

Mr. Toro's expertise includes financial preparation and reporting, loan mitigation, commercial and residential loan origination, office management and training. Mr. Toro achieved a BA at John Jay School of Criminal Justice in New York City.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors during 2011-2012, the Board held no meetings during the fiscal year ended May 31, 2012.

Chene Gardner serves as our Audit Committee Financial Expert for purposes of Item 401 of Regulation S-B of the Securities Act of 1933 and the Securities Exchange Act of 1934. Mr. Gardner is our Chief Financial Officer and is a shareholder of Legal Life Plans.

Compensation of Directors

Although we anticipate compensating the members of the Legal Life Plans board of directors in the future at industry levels, the current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings. We are contemplating the issuance of stock or stock options to our directors for their service on the Legal Life Plans board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

For the 2012 fiscal year we are unaware of shareholders who have failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11: EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal years ended May 31, 2012, 2011, and 2010 by our current and former Chief Executive Officer, Chief Financial Officer and Directors. No other executive officers of Legal Life Plans received more than $100,000 in total salary and bonus during these periods. Although Legal Life Plans may, in the future, adopt a stock option plan or a stock bonus plan, no such plans exist.

On April 22 2010, Legal Life Plans, Inc. approved the creation of Class “A” shares of restricted Preferred Stock (“Preferred Shares”). The Company approved the issuance of 200 Class A Preferred shares to Chene Gardner, the company's former CEO and CFO, in lieu of compensation for one (1) year of service to the Company. Holders of the Class A Preferred Shares are entitled to 2,000 votes per share, consequently giving Mr. Gardner voting control of the Company, or 70.04% voting control of the Company. The Preferred Shares do not have any rights of conversion into shares of common stock.

Summary Compensation Table

					Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
Chene Gardner Former CEO and Current CFO	2012	$ 0	$ 0	$ 6,250	$ 0	0	0	$ 0
	2011	0	0	6,050	0	0	0	0
	2010	0	0	0	12,000	0	0	0
Scott Weissman Current CEO and Chairman	2012	$ 0	$ 0	$ 0	$ 0	0	0	$ 0
	2011	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
Joe Toro Director	2012	$ 0	$ 0-	$ 0	$ 0	0	0	$ 0
	2012	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
John Thomas Director	2012	$ 0	$ 0	$ 0	$ 0	0	0	$ 0
	2011	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0

Employment Agreements

None of our executive officers are subject to an employment agreement with the Company.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of Legal Life

Plans’ common stock as of September 11, 2012, by (i) each person (or group of affiliated persons) who is known by us to beneficially own more that 5% of the outstanding shares of our common stock, (ii) each director and executive officer of Legal Life Plans, and (iii) all executive officers and directors of Legal Life Plans as a group. Unless indicated otherwise, the address for each officer, director and 5% stockholder is c/o Legal Life Plans, Inc., 11650 South State St. Suite 240, Draper, Utah 84020.

	Common Stock
Directors, Executive Officers and 5% Stockholders	Number	Percent of Class(1)
Cedar Ridge Management, Inc.(2)	40,000	23.3%

MMAAK Holdings LLC (3)	40,000	23.3%

Joe Toro(4)	0	0%

John Thomas(5)	0	0%

Chene Gardner(6)	2,000	1.2%

Scott Weissman(7)	0	0%

All Officers and Directors as a Group (1 Person)	2,000	1.2%

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

(3) Includes 40,000 shares of common stock held directly by MMAAK Holdings LLC. The beneficial owner of MMAAK Holdings LLC is Harvey Carley.

(4) Director.

(5) Director.

(6) Chief Financial Officer. Includes 2,000 shares of common stock held directly by Mr. Gardner. Mr. Gardner has voting control of the Company. Mr. Gardner holds 200 shares of Preferred Series A Stock with super-voting rights equal to 400,000 votes.

(7) Chief Executive Officer and Chairman.

(b) Securities Authorized for Issuance Under Equity Compensation Plans.

The Company does not currently have an Equity Compensation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 22 2010, Legal Life Plans, Inc. approved the creation of Class “A” shares of restricted Preferred Stock (“Preferred Shares”). The rights, preferences, privileges, restrictions and characteristics of the Preferred Shares are detailed in the Certificate of Designation to the Certificate of Incorporation filed as an exhibit to the Company’s 8-K filed on April 22, 2010. The Company approved the issuance of 200 Class A Preferred shares to Chene Gardner, the company CEO and CFO, in lieu of compensation for one (1) year of service to the Company. Holders of the Preferred Shares are entitled to 2,000 votes per share, consequently giving Mr. Gardner voting control of the Company, or 70.04% voting control of the Company. The Preferred Shares do not have any rights of conversion into shares of common stock.

The transactions described above were, in each case, independently negotiated and approved by a majority of our disinterested directors. The valuations of our shares in each issuance were determined by our board of directors, taking into account the perceived tangible and intangible benefits of the services provided, debt forgiven, and association with Legal Life Plans, including the fact that Legal Life Plans had, at the time of issuance, minimal revenues, assets, and significant negative shareholder equity. We recorded the expenses related to the issuance of shares for services during the periods incurred. This disclosure of certain relationships and related transactions is complete and updated through September 11, 2012.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Change in Auditors

On January 13, 2011, our previous independent accountant, Chisholm, Bierwolf, Nilson & Morrill, LLP (“CBNM”) was dismissed due to the fact that CBNM informed the Company of the pending revocations of CBNM’s registration with the Public Company Accounting Oversight Board. Also on January 13, 2011, the Company engaged Michael T. Studer CPA P.C. (“MTS”) as our independent accountant.

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

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by MTS, for the audit of the Company’s annual financial statements for the years ended May 31, 2012 and 2011, and all fees billed for other services rendered by our auditor during those periods.

Year Ended May 31	2012	2011

Audit Fees(1)	$8,800	$10,000
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0

Total Accounting Fees and Services	$8,800	$10,000

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

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as a Part of this Report

(1)	Financial Statements

See “Item 8 - Financial Statements Required by Form 10-K.”

(2)	Financial Statement Schedules

None.

(3)	Exhibits

See “Index to Exhibits.”

(b)	Reports on Form 8-K Filed in the Quarterly Period Ended May 31, 2011

(1) January 17, 2012

(2) March 26, 2012

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Legal Life Plans, Inc., a Delaware corporation. (1)
3.2	Bylaws of Legal Life Plans, Inc., a Delaware corporation. (2)
31.1	Certification by Chief Executive Officer, Scott Weissman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Scott Weissman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer, Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Form 8-K filed with the Commission on January 17, 2012.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 13, 2012	By:/s/ Scott Weissman____
Scott Weissman
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott Weissman____	Director, Chief Executive Officer	September 13, 2012

