Form 10-Q
period 2012-08-31
Legal Life Plans, Inc.
filed 2012-10-15
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended August 31, 2012

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

Smaller reporting company [X]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 3, 2012, the Company had outstanding 171,419 shares of common stock, par value $0.001 per share.

2

PART I

FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of August 31, 2012.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

3

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
Balance Sheets

ASSETS
	August 31,	May 31,
	2012	2012
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$370	$105

Total Current Assets	370	105

OTHER ASSETS

Notes receivable	69,900	53,900
Interest receivable	11,577	10,168

Total Other Assets	81,477	64,068

TOTAL ASSETS	$81,847	$64,173

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$170,432	$129,733
Due to related party	27,000	24,000
Notes payable	233,300	197,200

Total Current Liabilities	430,732	350,933

TOTAL LIABILITIES	430,732	350,933

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares
authorized:
Series A Preferred Stock, 200 and 200 shares
issued and outstanding, respectively	—	—
Series B Preferred Stock, 0 and 0 shares
issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares
authorized, 171,419 and 171,419 shares issued
and outstanding, respectively	171	171
Additional paid-in capital	3,545,931	3,545,931
Accumulated deficit	(3,894,987)	(3,832,862)

Total Stockholders' Deficit	(348,885)	(286,760)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$81,847	$64,173

The accompanying notes are an integral part of these financial statements.

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
Statements of Operations
(Unaudited)

	For the Three Months Ended
	August 31,
	2012	2011

NET REVENUES	$—	$—

OPERATING EXPENSES

Professional fees	38,095	4,250
General and administrative	20,735	4,500

Total Operating Expenses	58,830	8,750

LOSS FROM OPERATIONS	(58,830)	(8,750)

OTHER INCOME (EXPENSES)

Gain on extinguishment of debt	—	—
Interest income	1,409	1,159
Interest expense	(4,704)	(1,238)

Total Other Income (Expenses)	(3,295)	(79)

INCOME (LOSS) BEFORE INCOME TAXES	(62,125)	(8,829)

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$(62,125)	$(8,829)

BASIC AND DILUTED:
Net income (loss) per common share	$(0.36)	$(0.05)

Weighted average common shares outstanding	171,419	171,419

The accompanying notes are an integral part of these financial statements.

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	August 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(62,125)	$(8,829)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Changes in operating assets and liabilities:
Interest receivable	(1,409)	(1,159)
Accounts payable and accrued expenses	40,699	(31,862)
Due to related party	3,000	(2,750)

Net Cash Used by Operating Activities	(19,835)	(44,600)

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash payments for loans receivable	(16,000)	—

Net Cash Used by Investing Activities	(16,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	36,100	40,000

Net Cash Provided by Financing Activities	36,100	40,000

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	265	(4,600)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	105	4,877

CASH AND CASH EQUIVALENTS, END OF PERIOD	$370	$277

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

LEGAL LIFE PLANS, INC.

(Formerly Nano Dimensions, Inc.)

Notes to the Financial Statements

August 31, 2012

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

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these unaudited interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10K filed on September 13, 2012. Operating results for the three months ended August 31, 2012 are not necessarily indicative of the results to be expected for the year ending May 31, 2013.

NOTE 3 - GOING CONCERN CONSIDERATIONS

The accompanying unaudited financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the fiscal year ended May 31, 2012, the Company’s stockholders’ deficit was $286,760 and had a working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

LEGAL LIFE PLANS, INC.

(Formerly Nano Dimensions, Inc.)

Notes to the Financial Statements

August 31, 2012

(Unaudited)

NOTE 3 - GOING CONCERN CONSIDERATIONS (continued)

The Company’s management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months. The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products or services. No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

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

NOTE 4 - NOTES RECEIVABLE

The Company has notes receivable consisting of the following:

	August 31, 2012	May 31, 2012
Note receivable from an entity, 8.0% interest, due on demand	$69,900	$53,900
Total Notes Receivable	69,900	53,900
Less: Current Portion	—	—
Long Term Notes Receivable	$69,900	$53,900

This loan was made to an unrelated party which assists the Company at times with legal matters. Accrued interest at August 31, 2012 and May 31, 2012 was $11,577 and $10,168, respectively.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	August 31,	May 31,
	2012	2012
Professional Fees	$103,215	$71,720
Rent	44,500	40,000
Accrued interest on notes payable	16,811	12,107
Other	5,906	5,906
Total	$170,432	$129,733

LEGAL LIFE PLANS, INC.

(Formerly Nano Dimensions, Inc.)

Notes to the Financial Statements

August 31, 2012

(Unaudited)

NOTE 6 - DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

The Company has amounts due to related parties consisting of the following:

	August 31, 2012	May 31, 2012
Amount due to an accounting firm owned by Chene Gardner, chief financial officer of the Company, for unpaid accounting and management services, non-interest bearing, due on demand	$27,000	$24,000
Total	$27,000	$24,000

For the three months ended August 31, 2012 and 2011, accounting and management fees charged by this accounting firm were $3,000 and $2,000, respectively.

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

LEGAL LIFE PLANS, INC.

(Formerly Nano Dimensions, Inc.)

Notes to the Financial Statements

August 31, 2012

(Unaudited)

NOTE 8 - NOTES PAYABLE

The Company has notes payable consisting of the following:

	August 31, 2012	May 31, 2012
Note payable to an individual, 8.0% interest, unsecured, due April 7, 2012, in default	233,300	197,200
Total Notes Payable	233,300	197,200

Less: Current Portion	(233,300)	(197,200)
Long Term Notes Payable	$—	$—

Accrued interest at August 31, 2012 and May 31, 2012 was $16,811 and $12,107, respectively.

NOTE 9 – PREFERRED STOCK

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

NOTE 10 - WARRANTS

On May 1, 2009, the Company issued 36,850 stock warrants (18,425,000 pre-split stock warrants) as part of the conversion agreements with certain debt holders of the company. The warrants entitle the holder to purchase common stock of the Company at an exercise price of $50.00 per share (pre-split exercise price of $0.10 per share). The warrants expire 5 years from the date of issuance.

The following table summarizes the changes in warrants outstanding for the year ended May

31, 2011 and the three months ended August 31, 2012 (as retroactively adjusted for the November 5, 2010 1 for 500 reverse stock split):

LEGAL LIFE PLANS, INC.

(Formerly Nano Dimensions, Inc.)

Notes to the Financial Statements

August 31, 2012

(Unaudited)

NOTE 10 - WARRANTS (Continued)

	Number of Shares	Weighted Average Exercise Price
Outstanding as of May 31, 2011	35,670	$50.00
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at May 31, 2012	35,670	50.00
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at August 31, 2012	35,670	$50.00

Common stock warrants outstanding and exercisable as of August 31, 2012 are:

	Warrants Outstanding			Warrants Exercisable
Expiration Date	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

May 1, 2014	$50.00	35,670	5.00	35,670	$50.00
Total		35,670		35,670

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Rental Agreement

On June 1, 2009, the Company executed a Sublease Agreement with Acadia Properties, LLC to sublease office space located in South Jordan, Utah. The sublease had a term from June 1, 2009 to March 31, 2011 and provides for monthly base rent of $1,500. The lease continues on a month to month basis. For the three months ended August 31, 2012 and 2011, rent expense was $4,500 and $4,500, respectively.

Acquisition Agreement

On March 20, 2012, the Company entered into an agreement to acquire all of the outstanding shares of Legal Life Plans, Inc., a Utah corporation (“LLP Utah”) in exchange for 1,000,000 shares of Series A Preferred Stock, 18,000,000 shares of Series B Preferred Stock, and 91,000,000 shares of common stock of the Company. Closing of the transaction (which has not yet occurred) is subject to satisfaction of certain conditions by the parties. One of the LLP Utah stockholders is also the individual who has a note receivable from the Company in the amount of $233,300 at August 31, 2012 (see Note 8).

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended August 31, 2012 and 2011. The operations of the Company are continually decreasing as it has entered into shell status.

Revenues. Legal Life Plans generated zero net revenues during the three months ended August 31, 2012 and 2011. As the Company has entered into shell status, revenues are expected to be at or near zero for the foreseeable future.

Professional Fees. Our professional fees include outside legal, accounting and other professional fees. Professional fees for the three months ended August 31, 2012 were $38,095, compared to $4,250 during the three months ended August 31, 2011. The increase was the result of legal fees and transfer agent fees which were incurred during the quarter ended August 31, 2012. Professional fees are expected to remain at these levels as legal, accounting and auditing services are continually provided to the company in conjunction with the various filings with the Securities and Exchange Commission.

General and Administrative Expenses. Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses. General and administrative expenses for the three months ended August 31, 2012 was $20,735, compared to $4,500 during the three months ended August 31, 2011. The company expects general and administrative expenses to remain at these levels in the future.

Other Income (Expense). We incurred net other expenses of $3,295 for the three months ended August 31, 2012 compared to net other expenses of $79 for the three months ended August 31, 2011. Expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company. Income included in this category is interest income associated with notes receivable.

Off-Balance Sheet Arrangements.

Legal Life Plans is not subject to any off-balance sheet arrangements.

Personnel

Legal Life Plans has -0- full-time employees. However, the CEO and other project-based contract personnel are utilized to carry out our business. These project-based contract personnel are temporary engagements used to assist us.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of loans, issuance of promissory notes, and from business revenues. As of August 31, 2012, our primary source of liquidity consisted of $370 in cash and cash equivalents. Legal Life Plans has sustained significant net losses which have resulted in a total stockholders’ deficit at August 31, 2012 of $348,885. Our losses raise doubts about our ability to continue the business of Legal Life Plans as a going concern. Our current financial condition is dire. Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise. With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues or from the sale of shares we have substantial doubt as to our ability to continue to operate. We believe our present capital resources are insufficient for ongoing operation. We cannot assure you that we will be able to raise sufficient funds to further develop and market our services. Our lack of funds will materially affect Legal Life Plans, and may cause us to cease operations. Consequently, you could incur a loss of your entire investment in Legal Life Plans.

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

RISK FACTORS

Operating Risks

We have Defaulted Loan Obligations. We received loans to continue operations as detailed in our financial statements. These loans are in default or may be in default upon demand by the creditors. As a result of our default position, these creditors may obtain judgment or other lawful remedies to collect on the debts now or in the future. We will still need to raise additional capital or increase our business profits to satisfy these creditors. We cannot assure you that we will be successful in repaying any or all of these creditors. As of August 31, 2012, the total amount due on these loans was $250,111 which consists of $233,300 of principal and $16,811 of interest.

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

As of August 31, 2012, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 30, 2012, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. OTHER INFORMATION

Not applicable.

ITEM 5. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Restated Certificate of Incorporation of Legal Life Plans, Inc., a Delaware corporation. (1)
3.2	Bylaws of Legal Life Plans, Inc., a Delaware corporation. (2)
31.1	Certification by Chief Executive Officer, Scott Weissman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer, Scott Weissman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer, Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Form 8-K filed with the Commission on January 17, 2012.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, deemed effective by the Commission on May 15, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGAL LIFE PLANS, INC.

Date: October , 2012	BY: /S/ Scott Weissman
Scott Weissman
Chief Executive Officer

