Form 10-K/A
period 2012-05-31
Legal Life Plans, Inc.
filed 2013-01-18
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

 EXPLANATORY NOTE

Legal Life Plans, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the period ended May 31, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on September 13, 2012 (the “Original Filing Date”), the Company’s amended annual report on Form 10-K/A-1 for the period ended May 31, 2012 (the “Form 10-K/A-1”), filed with the Securities and Exchange Commission on September 28, and solely to correct an inadvertent error on the cover page of the Form 10-K/A-1.  The cover page has been amended to select “Yes” in reply to “Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).”

No other changes have been made to the Form 10-K or Form10-K/A-1. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K/A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 14, 2013	By: /s/ Scott Weissman
Scott Weissman
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott Weissman	Director, Chief Executive Officer	January 14, 2013