Form 10-Q/A
period 2012-08-31
Legal Life Plans, Inc.
filed 2013-01-18
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q/A

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the First Quarter ended August 31, 2012

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Legal Life Plans, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Amendment”) to the Company’s annual report on Form 10-Q for the period ended August 31, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on October 15, 2012 (the “Original Filing Date”), solely to correct an inadvertent error on the cover page of the Form 10-Q/A.  The cover page has been amended to select “Yes” in reply to “Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).”

No other changes have been made to the Form 10-Q/A. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q/A.

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