Form 10-Q
period 2012-11-30
Legal Life Plans, Inc.
filed 2013-01-22
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended November 30, 2012

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 000-52473

LEGAL LIFE PLANS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	20-1499421
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2900 North Military Trail, Ste. 107
Boca Raton, Florida	33431
(Address of Principal Executive Offices)	(Zip Code)

(561) 672-7300
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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X ] No []

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of January 17, 2013, was 171,419.

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
CONDENSED BALANCE SHEET

ASSETS
	November 30,	May 31,
	2012	2012
	(Unaudited)	(1)
Current assets
Cash & cash equivalents	$58	$105
Total current assets	58	105

Other assets
Notes receivable	—	53,900
Interest receivable	—	10,168
Total other assets	—	64,068

Total assets	$58	$64,173

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$97,694	$129,733
Due to related party	88,300	41,200
Obligations for shares to be issued	180,000	180,000
Note payable to related party	30,000	—
Total current liabilities	395,994	350,933

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, 200 and 200 shares issued and outstanding, respectively	—	—
Series B Preferred Stock, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 171,419 and 171,419 shares issued and outstanding, respectively	171	171
Additional paid-in capital	3,545,931	3,545,931
Accumulated deficit	(3,942,038)	(3,832,862)
Total stockholders' deficit	(395,936)	(286,760)

Total liabilities and stockholders' deficit	$58	$64,173

(1) Derived from audited financial statements

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
CONDENSED STATEMENT OF OPERATIONS

	Three-month periods ended,		Six-month periods ended,
	November 30,		November 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:	$—	$—	$—	$—

Operating expenses:
Professional fees	4,049	11,719	42,144	15,969
General and administrative	42,254	6,962	67,285	12,700
Total operating expenses	46,303	18,681	109,429	28,669

Operating loss	(46,303)	(18,681)	(109,429)	(28,669)

Other income (expenses)
Interest income	—	1,147	1,409	2,306
Interest expense	(748)	—	(1,156)	—
Total other income (expense)	(748)	1,147	253	2,306

Net loss before income taxes	(47,051)	(17,534)	(109,176)	(26,363)

Income tax expense	—	—	—	—

Net loss	$(47,051)	$(17,534)	$(109,176)	$(26,363)

Earnings per share:
Basic and diluted	$(0.27)	$(0.10)	$(0.64)	$(0.15)

Basic and diluted weighted average common shares outstanding	171,419	171,419	171,419	171,419

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
CONDENSED STATEMENT OF CASH FLOWS

	Six-month periods ended
	November 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(109,176)	$(26,363)
Adjustments to reconcile change in net loss to net cash used in operating activities
Interest receivable	(1,409)	(2,306)
Accounts payable and accrued expenses	40,238	(44,918)
Due to related party	47,100	(1,250)
Net cash used in operating activities	(23,247)	(74,837)

Cash flows from investing activities:
Funding of notes receivable	(16,000)	—
Collection of notes receivable	9,200	—
Net cash used in investing activities	(6,800)	—

Cash flows from financing activities:
Obligation for shares to be issued	—	70,000
Proceeds from notes payable	30,000	—
Net cash provided by financing activities	30,000	—

Net decrease in cash and cash equivalents	(47)	(74,837)

Cash and cash equivalents, beginning of period	105	4,877
Cash and cash equivalents, end of year	$58	$(69,960)

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing activities:
Settlement of notes receivable and related accrued interest through extinguishment of liabilities (net set-off)	$70,868	$—

NOTE 1 ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Legal Life Plans, Inc. (formerly Nano Dimensions, Inc.) (the Company), was incorporated under the laws of the state of Delaware on August 12, 2004. The Company was organized for the purpose of producing and preserving activated cells for use in cancer treatment primarily through agreements with clinics, hospitals, and physicians. On July 31, 2007, the Company repurchased 56 shares of its common stock with certain Company assets. Following this transaction the Company has entered into shell status with no significant operations.

The Company originally was formed as Cancer Therapeutic, Incorporated, under the laws of the State of Tennessee on May 1, 1991. On September 7, 2004, the Company reincorporated into the State of Delaware by filing with the state a Certificate of Merger whereby Cancer Therapeutic, Incorporated (Tennessee) merged with and into Cancer Therapeutic, Inc. (Delaware) which was incorporated for this purpose on August 12, 2004. On October 19, 2010 the Company changed its name from Cancer Therapeutic, Inc. to Nano Dimensions, Inc. and on January 6, 2012 to Legal Life Plans, Inc.

On November 5, 2010, the Company’s board declared a 1 for 500 reverse stock split, reducing the number of issued shares of common stock from 85,569,477 shares to 171,419 shares. All shares and per share amounts have been adjusted to retroactively reflect this stock split.

The accompanying unaudited financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the fiscal year ended May 31, 2012, the Company’s stockholders’ deficit was $286,760 and had a working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan to address and alleviate these concerns are as follows:

The Company’s management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months. The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products or services. No assurance can be given that funds will be available, or if available, that it will be on terms deemed satisfactory to management.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying unaudited financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts to the amount and classification of liabilities that might result from the outcome of these uncertainties.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet presented as of May 31, 2012 has been derived from our audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these unaudited interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10K filed on September 13, 2012. Operating results for the three and six-months ended November 30, 2012 are not necessarily indicative of the results to be expected for the year ending May 13, 2013.

Reclassifications

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investment with an original maturity of three months or less when purchased, to be cash equivalents.

Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

NOTE 3 NOTES RECEIVABLE

During April 2010, the Company received a note receivable of $61,000 from an individual who assists the Company at times with legal matters. The note accrued interest at 8% annum and was due on demand. During the six-month period ending November 30, 2012, the Company received an additional $16,000 note receivable with identical terms. The Company subsequently settled the note receivable and accrued interest against accounts payable to the individual.

NOTE 4 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	November 30, 2012	May 31, 2012
Professional fees	$24,793	$71,720
Rent	47,500	40,000
Accrued interest on notes payable	1,156	—
Other	24,245	18,013
Total accounts payable and accrued expenses	$97,694	$129,733

NOTE 5 DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties consist of the following:

	November 30, 2012	May 31, 2012
Amount due to an accounting firm owned by the CFO of the Company for unpaid accounting and management services, non-interest bearing, due on demand	$26,000	$24,000

Amount due to a related party of the Company for certain advances used to pay for business development costs that are part of the Company’s business expansion plans, as well as other general and administrative expenses	62,300	17,200
	$88,300	$41,200

For the six-month period ended November 30, 2012 and 2011, respectively, accounting and management fees expensed related to the related party amounted to $4,000 and $3,500, respectively.

NOTE 6 OBLIGATIONS FOR SHARES TO BE ISSUED

During August 2011, the Company entered into a subscription agreement with an investor to purchase 360,000 shares of common stock at $0.50 per share, which generated proceeds of $180,000. The Company has not physically issued the stock certificate representing these shares.

NOTE 7 NOTE PAYABLE

During July 2012, the Company issued a 10% $30,000 note payable to the investor identified in Note 6 above with an original maturity date of August 15, 2012.. In September 2012, the Company extended the maturity date to March 10, 2013 at 10% annum.

Accrued interest at November 30, 2012 was $1,156. Interest expense for the six-month period ending November 30, 2012 amounted to $1,156.

NOTE 8 PREFERRED STOCK

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

On March 20, 2012 the Company approved the filing of a certificate of designation with respect to Series B Preferred stock. The Series B Preferred shares are entitled to 1 vote per share but do not have any dividend, distribution, or rights of conversion into common stock.

NOTE 9 WARRANTS

On May 1, 2009 the Company issued 36,850 stock warrants (18,425,000 pre-split stock warrants) as part of the conversion agreements with certain debt holders of the Company. The warrants entitle the holder to purchase common stock of the Company at an exercise price of $50.00 per share (pre-split exercise price of $0.10 per share). The warrants expire 5 years from the date of issuance.

The following table summarizes the changes in warrants outstanding for the year ended May 31, 2012 and the six-month period ended November 30, 2012 (as retroactively adjusted for the 1 for 500 reverse stock split on November 5, 2010):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of May 31, 2011	35,670	$50.00

Granted	—	—
Exercise	—	—
Cancelled	—	—
Outstanding as of May 31, 2012	35,670	$50.00

Granted	—	—
Exercise	—	—
Cancelled	—	—
Outstanding as of November 30, 2012	35,670	$50.00

NOTE 9 WARRANTS - continued

Common stock warrants outstanding and exercisable as of November 30, 2012 are:

	Warrants Outstanding			Warrants Exercisable
Expiration Date	Exercise Price	Number of shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
May 1, 2014	$50.00	35,670	5.00	35,670	$50.00

NOTE 10 COMMITMENTS AND CONTINGENCIES

Rental Agreement

On June 1, 2009 the Company executed a sublease agreement with an unrelated party to sublease office space located in South Jordan, Utah. The sublease had a term from June 1, 2009 – March 31, 2011 and provides for monthly base rent of $1,500. The lease continues on a month to month basis. For the six-month period ended November 30, 2012 and 2011, rent expense was $3,000 and $9,000, respectively.

During October 2012, the sublessor terminated the sublease agreement.

During November 2012, the Company relocated to office space located in Boca Raton, Florida.

Litigation

In February 2010 the Company received $150,000 cash from an investor pursuant to the Company’s prospective sale of 7,600 post-split shares (3,800,000 pre-split shares) of its common stock at a $19.50 post-split price ($0.039 pre-slit price) per share. Subsequently, the investor refused to sign the subscription agreement and in July 2010, served a complaint against the Company and Company counsel in U.S. Federal Court seeking recovery of the $150,000 and additional damages.

On April 20, 2011 the Company and Company counsel executed a settlement agreement with the investor. The settlement agreement obligated the Company and Company counsel to pay a total of $170,000 to the investor. The settlement amounts were paid in full on February 22, 2012, and the complaint has been dismissed with prejudice.

Acquisition Agreement

On March 20, 2012 the Company entered into an agreement to acquire all of the outstanding shares of Legal Life Plans, Inc., a Utah corporation (LLP Utah) in exchange for 1,000,000 shares of Series A Preferred stock, 18,000,000 shares of Series B Preferred stock, and 91,000,000 shares of common stock of the Company. The consummation of the acquisition is subject to the satisfaction of certain conditions precedent by the parties.

The investor described in Notes 6 and 7 is a shareholder in LLP Utah.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion of the company's financial condition and results of operations in conjunction with the audited financial statements and related notes included in the filing of the company’s latest annual report on Form 10-K. This discussion may contain forward-looking statements, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. You should carefully consider the information under the caption "Risk Factors" in this filing, in addition to the other information set forth in this report. We caution you that Legal Life Plans’ business and financial performance is subject to substantial risks and uncertainties.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended November 30, 2012 and 2011.

Revenues. We generated zero net revenues during the six months ended November 30, 2012 and 2011.

Professional Fees. Our professional fees include outside legal, accounting and other professional fees. Professional fees for the six months ended November 30, 2012 were $42,144, compared to $15,969 during the six months ended November 30, 2011. The increase was the result of legal fees which were incurred during the quarter ended November 30, 2012. Professional fees are expected to remain at these levels as legal, accounting and auditing services are continually provided to the company in conjunction with the various filings with the Securities and Exchange Commission.

General and Administrative Expenses. Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses. General and administrative expenses for the six months ended November 30, 2012 was $67,285, compared to $12,700 during the six months ended November 30, 2011. The company expects general and administrative expenses to remain at these levels in the future.

Other Income (Expense). We incurred net other income of $253 for the six months ended November 30, 2012 compared to net other income of $2,306 for the six months ended November 30, 2011. Expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company. Income included in this category is interest income associated with notes receivable.

Off-Balance Sheet Arrangements.

We are not subject to any off-balance sheet arrangements.

Personnel

We have no full-time employees. We utilize project-based contract personnel to carry out our business.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of loans, issuance of promissory notes, equity capital and from business revenues. As of November 30, 2012, our primary source of liquidity consisted of $58 in cash and cash equivalents. We have sustained significant net losses which have resulted in a total stockholders’ deficit at November 30, 2012 of $395,936. Our losses raise doubts about our ability to continue as a going concern. Our current financial condition is dire. Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise. With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues or from the sale of shares we have substantial doubt as to our ability to continue to operate. We believe our present capital resources are insufficient for ongoing operation. We cannot assure you that we will be able to raise sufficient funds to further develop and market our services. Our lack of funds will materially affect us, and may cause us to cease operations. Consequently, you could incur a loss of your entire investment in Legal Life Plans.

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

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but are not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. OTHER INFORMATION

Not applicable.

ITEM 5. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
31.1	Certification by Chief Executive Officer, Scott Weissman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Acting Chief Financial Officer, Scott Weissman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer, Scott Weissman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Acting Chief Financial Officer, Scott Weissman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGAL LIFE PLANS, INC.

Date: January 22, 2013	BY: /S/ Scott Weissman
Scott Weissman
Chief Executive Officer
13