Form 10-Q
period 2013-02-28
Legal Life Plans, Inc.
filed 2013-04-15
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended February 28, 2013

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 000-52473

LEGAL LIFE PLANS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	20-1499421
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2900 North Military Trail, Ste. 107, Boca Raton, Florida	33431
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of April 15 2013, was 171,419.

Table of Contents	-1-

Table of Contents	-2-

PART I. - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL INFORMATION (UNAUDITED)

Table of Contents	-3-

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
CONDENSED BALANCE SHEET
	February 28,	May 31,
	2013	2012
	(Unaudited)	(1)
ASSETS
Current assets
Cash	$13	$105
Total current assets	13	105

Other assets
Notes receivable	—	53,900
Interest receivable	—	10,168
Total other assets	—	64,068

Total assets	$13	$64,173

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$97,342	$129,733
Due to related party	106,350	41,200
Obligations for shares to be issued	194,400	180,000
Note payable to related party	30,000	—
Total current liabilities	428,092	350,933
Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, 200 and 200 shares issued and outstanding, respectively	—	—
Series B Preferred Stock, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 171,419 and 171,419 shares issued and outstanding, respectively	171	171
Additional paid-in capital	3,545,931	3,545,931
Accumulated deficit	(3,974,181)	(3,832,862)
Total stockholders' deficit	(428,079)	(286,760)
Total liabilities and stockholders' deficit	$13	$64,173

(1) Derived from audited financial statements
See notes to Unaudited Financial Statements

Table of Contents	-4-

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
CONDENSED STATEMENT OF OPERATIONS

	Three-month periods ended,		Nine-month periods ended,
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:	$—	$—	$—	$—

Operating expenses:
Professional fees	16,850	15,327	58,994	31,296
General and administrative	14,550	8,444	81,835	21,144
Total operating expenses	31,400	23,771	140,829	52,440

Operating loss	(31,400)	(23,771)	(140,829)	(52,440)

Other expenses (income)
Interest income	—	1,147	1,409	3,453
Interest expense	(743)	—	(1,899)	—
Total other (expense) income	(743)	1,147	(490)	3,453

Net loss before income taxes	(32,143)	(22,624)	(141,319)	(48,987)

Income tax expense	—	—	—	—

Net loss	$(32,143)	$(22,624)	$(141,319)	$(48,987)

Earnings per share:
Basic and diluted	$(0.19)	$(0.13)	$(0.82)	$(0.29)

Basic and diluted weighted average common shares outstanding	171,419	171,419	171,419	171,419

See Notes to Unaudited Condensed Financial Statements.

Table of Contents	-5-

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
CONDENSED STATEMENT OF CASH FLOWS

	Nine-month periods ended
	February 28,	February 29,
	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(141,319)	$(48,987)
Adjustments to reconcile change in net loss to net cash used in operating activities:
Interest receivable	(1,409)	(2,306)
Accounts payable and accrued expenses	39,886	(44,918)
Due to related party	65,150	(1,250)
Net cash used in operating activities	(37,692)	(97,461)

Cash flows from investing activities:
Funding of notes receivable	(16,000)	—
Collection of notes receivable	9,200	—
Net cash used in investing activities	(6,800)	—

Cash flows from financing activities:
Obligation for shares to be issued	14,400	70,000
Proceeds from notes payable	30,000	—
Net cash provided by financing activities	44,400	—

Net decrease in cash	(92)	(97,461)

Cash, beginning of period	105	4,877
Cash, end of year	$13	$(92,584)

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing activities:
Settlement of notes receivable and related accrued interest through extinguishment of liabilities (net set-off)	$72,277	$—

See Notes to Unaudited Condensed Financial Statements.

Table of Contents	-6-

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

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

Table of Contents	-7-

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet presented as of May 31, 2012 has been derived from our audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these unaudited interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10K filed on September 13, 2012. Operating results for the three and nine-month periods ended February 28, 2013 are not necessarily indicative of the results to be expected for the year ending May 31, 2013.

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

Table of Contents	-8-

NOTE 3. NOTES RECEIVABLE

During April 2010, the Company received a note receivable of $61,000 from an individual who assists the Company at times with legal matters. The note accrued interest at 8% annum and was due on demand. During the nine-month period ending February 28, 2013, the Company received an additional $16,000 note receivable with identical terms. The Company subsequently settled the note receivable and accrued interest against accounts payable to the individual.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	February 28,	May 31,
	2013	2012

Professional fees	$23,993	$71,720
Rent	47,500	40,000
Accrued interest on notes payable	1,899	—
Other	23,950	18,013
Total accounts payable and accrued expenses	97,342	129,733

NOTE 5. DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties consist of the following:

	February 28,	May 31,
	2013	2012

Amount due to an accounting firm owned by the former CFO of the Company for unpaid accounting and management services, non-interest bearing, due on demand	$26,000	$24,000
Amount due to related parties of the Company for certain advances used to pay for business development costs that are part of the Company’s business expansion plans, as well as other general and administrative expenses	80,350	17,200
	106,350	41,200

For the nine-month period ended February 28, 2013 and 2012, respectively, accounting, legal and management fees expensed related to the related party amounted to $69,150 and $14,750, respectively.

NOTE 6. OBLIGATIONS FOR SHARES TO BE ISSUED

During August 2011, the Company entered into a subscription agreement with an investor to purchase 360,000 shares of common stock at $0.50 per share, which generated proceeds of $180,000. The Company has not physically issued the stock certificate representing these shares.

During December 2012, the Company entered into a consulting agreement with an individual for services through March 31, 2013. In exchange, the individual is entitled to 20,000 shares of the Company’s Series A Preferred shares. For the quarter ended February 28, 2013, the Company accrued an additional $14,400 for the obligation to issue shares. The Company has not physically issued the stock certificate representing these shares. See Note 8.

Table of Contents	-9-

NOTE 7. NOTE PAYABLE

During July 2012, the Company issued a 10% $30,000 note payable to the investor identified in Note 6 above with an original maturity date of August 15, 2012. In September 2012, the Company extended the maturity date to March 10, 2013 at 10% annum.

Accrued interest at February 28, 2013 was $1,899. Interest expense for the nine-month period ending February 28, 2013 amounted to $1,899.

NOTE 8. PREFERRED STOCK

During the year ended May 31, 2010, the Company approved the creation of Series A preferred stock. The Series A preferred shares are entitled to 2,000 post-split votes (1,000,000 pre-split votes) per share but do not have any rights of conversion into shares of common stock. Pursuant to Delaware General Corporate Law, the holder of the preferred stock cannot take any action to benefit him personally as a shareholder without the vote of a majority of the common shareholders. On April 22, 2010 the Company authorized and approved the issuance of 200 shares of Class A Preferred stock to the then Company CEO/CFO in lieu of compensation for one year. These shares are to be returned to the Company and cancelled as part of the acquisition agreement referred to in Note 10.

On March 20, 2012 the Company approved the filing of a certificate of designation with respect to Series B Preferred stock. The Series B Preferred shares are entitled to 1 vote per share but do not have any dividend, distribution, or rights of conversion into common stock.

On December 10, 2012, the Company entered into a consulting agreement with an individual who is to assist with the reverse capitalization of the Company with Legal Life Plans, Inc. of Utah. In exchange of services, 20,000 shares of the Company’s Series A Preferred shares are to be issued.. These shares have not yet been issued.

NOTE 9. WARRANTS

On May 1, 2009 the Company issued 36,850 stock warrants (18,425,000 pre-split stock warrants) as part of the conversion agreements with certain debt holders of the Company. The warrants entitle the holder to purchase common stock of the Company at an exercise price of $50.00 per share (pre-split exercise price of $0.10 per share). The warrants expire 5 years from the date of issuance.

The following table summarizes the changes in warrants outstanding for the year ended May 31, 2012 and the nine-month period ended February 28, 2013 (as retroactively adjusted for the 1 for 500 reverse stock split on November 5, 2010):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of May 31, 2011	35,670	$50.00

Granted	-	-
Exercise	-	-
Cancelled	-	-
Outstanding as of May 31, 2012	35,670	$50.00

Granted	-	-
Exercise	-	-
Cancelled	-	-
Outstanding as of February 28, 2013	35,670	$50.00

Table of Contents	-10-

Common stock warrants outstanding and exercisable as of February 28, 2013 are:

	Warrants Outstanding			Warrants Exercisable
Expiration Date	Exercise Price	Number of shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
May 1, 2014	$50.00	35,670	5.00	35,670	$50.00

NOTE 10. COMMITMENTS AND CONTINGENCIES

Rental Agreement

On June 1, 2009 the Company executed a sublease agreement with an unrelated party to sublease office space located in South Jordan, Utah. The sublease had a term from June 1, 2009 – March 31, 2011 and provides for monthly base rent of $1,500. The lease continues on a month to month basis. For the nine-month period ended February 28, 2013 and 2012, rent expense was $7,500 and $13,500, respectively.

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

The investor described in Notes 6 and 7 is a shareholder in LLP Utah.

Table of Contents	-11-

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended February 28, 2013 and February 29, 2012.

Revenues. We generated zero revenues during the nine-months ended February 28, 2013 and February 29, 2012.

Professional Fees. Our professional fees include outside legal, accounting and other professional fees. Professional fees for the nine-months ended February 28, 2013 were $58,994, compared to $31,296 during the nine-months ended February 29, 2012. The increase was the result of legal fees and transfer agent fees which were incurred during the quarter ended February 28, 2013. Professional fees are expected to remain at these levels as legal, accounting and auditing services are continually provided to the company in conjunction with the various filings with the Securities and Exchange Commission.

General and Administrative Expenses. Our general and administrative expenses have been comprised of administrative wages and benefits; contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses. General and administrative expenses for the nine-months ended February 28, 2013 was $81,835, compared to $21,144 during the nine-months ended February 29, 2012. The company expects general and administrative expenses to remain at these levels in the future.

Other Income (Expense). We incurred net other expenses of ($490) for the nine-months ended February 28, 2013 compared to net other income of $3,453 for the nine-months ended February 29, 2012. Expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company. Income included in this category is interest income associated with notes receivable.

Off-Balance Sheet Arrangements

We are not subject to any off-balance sheet arrangements.

Personnel

We have no full-time employees. We utilize project-based contract personnel to carry out our business.

Table of Contents	-12-

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of loans, issuance of promissory notes, and from business revenues. As of February 28, 2013, our primary source of liquidity consisted of $13 in cash and cash equivalents. We have sustained significant net losses which have resulted in a total stockholders’ deficit at February 28, 2013 of $428,079. Our losses raise doubts about our ability to continue the business of Legal Life Plans as a going concern. Our current financial condition is dire. Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise. With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues or from the sale of shares we have substantial doubt as to our ability to continue to operate. We believe our present capital resources are insufficient for ongoing operation. We cannot assure you that we will be able to raise sufficient funds to further develop and market our services. Our lack of funds will materially affect us, and may cause us to cease operations. Consequently, you could incur a loss of your entire investment in Legal Life Plans.

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

Table of Contents	-13-

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 28, 2013, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contents	-14-

 PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. OTHER INFORMATION

Not applicable.

ITEM 5. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
31.1	Certification by Chief Executive Officer, Scott Weissman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, Terence W. Kupfer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer, Scott Weissman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer, Terence W. Kupfer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Table of Contents	-15-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGAL LIFE PLANS, INC.

Date: April 15, 2013	BY: /S/ Scott Weissman
Scott Weissman
Chief Executive Officer

Table of Contents	-16-