Form 10-K
period 2013-05-31
Legal Life Plans, Inc.
filed 2013-10-04
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2013

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant Is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Table of Contents	1

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

The number of the registrant’s shares of Common Stock outstanding as of October 4, 2013:171,419.

In this Annual Report on Form 10-K, the terms the “Company,” “Legal Life Plans,” “we,” “us” or “our” refers to Legal Life Plans, Inc., unless the context indicates otherwise.

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

Table of Contents	2

Table of Contents	3

PART I

Item 1. Business

Overview

We originally incorporated on May 1, 1991 in the state of Tennessee under the name “Cancer Therapeutics Incorporated.” On September 7, 2004, we reincorporated Cancer Therapeutics in the state of Delaware under its present name. Cancer Therapeutics was acquired by Immune Complex Corporation on September 15, 1998 and subsequently Immune Complex Corporation liquidated its assets (which assets included all of the then-issued shares of Cancer Therapeutics) on June 8, 2000. The shareholders of Immune Complex Corporation were issued shares of Cancer Therapeutics Incorporated on a pro rata basis.

On July 31, 2007, we sold certain assets in exchange for 56 shares of its common stock. Following this transaction we entered into shell status with no significant operations.

On October 19, 2010, we changed our name to Nano Dimensions, Inc. and filed a Restated Certificate of Incorporation with the state of Delaware. The Restatement was approved through a majority shareholder consent, and the authorized shares of common stock were increased to 500 million.

On November 5, 2010, we effected a 1 for 500 reverse stock split which reduced the number of issued shares of common stock from 85,569,477 shares to 171,475 shares.

On January 6, 2012, the Board and a majority of the holders with voting rights of the outstanding capital stock of Nano Dimensions, Inc. approved a restatement of our Certificate of Incorporation and a change of our trading symbol. The purpose of the restatement of the Certificate of Incorporation was to change our name to Legal Life Plans, Inc.

Our current trading symbol is “LLFP,” which became effective February 7, 2012.

Pending Acquisition

During March 2012, we entered into an agreement to acquire Legal Life Plans, Inc., a Utah corporation (“LLP- UT”) as its wholly owned subsidiary in exchange for 91,000,000 shares of common stock and 1,000,000 shares of series A preferred stock, and 18,000,000 shares of series B preferred stock. Recently LLP-UT changed its legal name to LLP Legal Plans, Inc. to reduce any confusion between the public company and itself. The transaction to acquire LLP-UT is not completed and no shares have been issued to date. Currently, both parties are reviewing the transaction to ensure it will meet both of their long-term goals.

Item 1A. Risk Factors

Our investors and prospective investors should consider the following risks and information contained under the heading “Forward Looking Statements” before deciding to invest in our common stock.

Table of Contents	4

There is material uncertainty as to our ability to continue as a going concern.

Our financial statements for the year ended May 31, 2013, which are included in Item 15 of this Annual Report on Form 10-K, as well as the accompanying report of our independent registered public accounting firm on our financial statements, call into question our ability to operate as a going concern. This conclusion is based on our historic net losses and our continuing cash requirements going forward coupled with our lack of any existing operational revenue. Those factors, as well as material uncertainty in securing financing for continued operations, create an uncertainty regarding our ability to continue as a going concern.

Our business will have no revenues unless we merge with or acquire an operating business.

Without future fundraising, we are dependent upon a future merger or acquisition in order to fund our operations. If the LLP-UT acquisition does not occur, there is uncertainty regarding our ability to meet our operating expenses going forward.

We are a defendant in a lawsuit.

We are currently a defendant in a lawsuit, as described in Item 3. We are currently working to defend the lawsuit, and as a result will be incurring additional legal fees. Should we lose the lawsuit, given our current cash position, it could materially adversely affect our ability to continue as a going concern.

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

We may be subject to further government regulation which would adversely affect our operations.

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

Table of Contents	5

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

Our Common Stock is subject to the “penny stock” rules of the SEC, and the trading market in our Common Stock is limited.  This makes transactions in our Common Stock cumbersome and may reduce the value of your shares.

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires a broker-dealer to:

Table of Contents	6

•	approve a person's account for transactions in penny stocks;
•	receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased;
•	obtain financial information and investment experience objectives of the person;
•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.
•	deliver a disclosure schedule prescribed by the SEC relating to the penny stock market, which:
•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written statement from the investor prior to the transaction.

The various regulations and requirements may reduce the level of trading activity in the secondary market for a stock subject to the penny stock rules.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

None.

Item 3. Legal Proceedings

Recently we were named as a defendant in a Civil Action in the United States District Court for the District of Colorado by a former consultant/President of the Company, alleging, among other things, wrongful termination by the Company. The former consultant/President claims unpaid compensation of $104,000 and 5,000,000 shares of stock.

The former consultant/President also filed a complaint with the Occupational Safety and Health Administration (OSHA), asserting wrongful termination by the Company’s CEO due to the former consultant/President’s investigation and notification to the Company’s Board about alleged unauthorized sales of securities.

Management is vigorously defending the claims and believes they are without merit. These actions are in the early stages, and the outcomes are not determinable at this time.

Item 4. Submission of Matters to a Vote of Security Holders

There are no items currently requiring disclosure.

Table of Contents	7

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on the OTCBB, or the Over-the-Counter Bulletin Board, and is quoted under the symbol “LLFP.” Our common stock is also quoted on the OTCQB Marketplace. The following table sets forth the high and low bid quotations for the Common Stock as reported on the OTCQB for each quarter during the last two fiscal years. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

Fiscal Year ended May 31, 2012	High	Low
Quarter ended August 31, 2011	$1.25	$0.51
Quarter ended November 30, 2011	$1.25	$0.75
Quarter ended February 29, 2012	$3.00	$0.51
Quarter ended May 31, 2012	$2.00	$1.01

Fiscal Year ended May 31, 2013	High	Low
Quarter ended August 31, 2012	$1.01	$0.90
Quarter ended November 30, 2012	$0.90	$0.75
Quarter ended February 28, 2013	$0.75	$0.72
Quarter ended May 31, 2013	$0.72	$0.71

Holders

As of September 13, 2013, there were 138 stockholders of record of our Common Stock.

Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. We intend to retain any future earning for developing business opportunities that may arise or in pursuit of future business combinations.

Unregistered Issuance of Securities

None.

Unissued Purchased and Awarded Shares

During August 2011, we entered into a subscription agreement with an individual to purchase 360,000 shares of common stock at $0.50 per share, which generated proceeds of $180,000. We have not yet physically issued a stock certificate representing these shares.

During December 2012, we also entered into a consulting agreement with the same individual for services through March 31, 2013. In exchange, the individual is entitled to 20,000 shares of our Series A Preferred shares. We have not physically issued a stock certificate representing these shares.

Table of Contents	8

Share Repurchases

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our financial statements and accompanying notes included in this Annual Report on Form 10-K.

Results of Operations

The following is our discussion of the relevant items affecting results of operations for the years ended May 31, 2013 and 2012.

Revenues. We generated zero revenues during the years ended May 31, 2013 and 2012.

Professional Fees. Our professional fees include outside legal, accounting and other professional fees. Professional fees for the year ended May 31, 2013 were $61,173, compared to $62,114 during the year ended May 31, 2012. Professional fees are expected to remain at these levels as legal, accounting and auditing services are continually provided to the company in conjunction with the various filings with the Securities and Exchange Commission.

General and Administrative Expenses. Our general and administrative expenses have been comprised of administrative contract labor; occupancy and office expenses; travel and other miscellaneous office and administrative expenses. General and administrative expenses for the year ended May 31, 2013 was $22,385, compared to $24,250 during the year ended May 31, 2012. We expect general and administrative expenses to remain at these levels in the future.

Other Income (Expense). We incurred net other expenses of ($11,535) for the year ended May 31, 2013 compared to net other expense of $(5,680) for the year ended May 31, 2012. Expenses incurred in this category were comprised of interest expense associated with notes payable issued by the Company. Income included in this category is interest income associated with notes receivable.

Liquidity and Capital Resources

At May 31, 2013, we had no cash and our working capital deficit amounts to $573,684.

Table of Contents	9

During 2013, we used cash in our operating activities amounting to $23,305. Our cash used in operating activities was comprised of our net loss of $95,093 adjusted for the following variations in operating assets and liabilities:

•	Increase in due from related party of $7,540, resulting from expenses being paid for on behalf of the related party;
•	Decrease in interest receivable of $1,409 resulting from the payoff of the note receivable;
•	Increase in accounts payable and accrued expenses of $38,007, resulting from an increase in legal fees related to the reverse merger agreement;
•	Increase in due to related party of $17,550, resulting from an increase in legal fees related to the reverse merger agreement;
•	Increase in accrued interest of $10,780 related to notes payable outstanding; and
•	Increase in obligation for shares of $14,400.

During 2013, we funded notes receivable of $16,000 and collected $9,200 on our notes receivable.

During 2013, we generated cash from financing activities of $30,000, which consisted of proceeds from the issuance of notes payable.

During 2012, we used cash in our operating activities amounting to $8,372. Our cash used in operating activities was comprised of our net loss of $92,044 adjusted for the following variations in operating assets and liabilities:

•	Decrease in interest receivable of $4,540, resulting from outstanding notes receivable;
•	Increase in accounts payable and accrued expenses of $56,387, resulting from an increase in unpaid professional fees;
•	Increase in due to related party of $18,700, resulting from an increase in legal fees related to the legal settlement;
•	Increase in accrued interest of $8,125 related to notes payable outstanding; and
•	Increase in obligation for shares of $5,000.

During 2012, we generated cash from the collection of $3,600 on our notes receivable.

Loan Agreement

During 2013, we issued a 10% $30,000 note payable with an initial maturity date of August 15, 2012. In September 2013, the maturity date was extended to March 10, 2014 at 10% annum.

Table of Contents	10

Going Concern

Since inception, we have financed our operations from a combination of loans, issuance of promissory notes, and from business revenues. We have sustained significant net losses which have resulted in a total stockholders’ deficit at May 31, 2013 of $573,684. Our losses raise doubts about our ability to continue the business of Legal Life Plans as a going concern. Our current financial condition is dire. Consequently, we anticipate that we will require additional cash inflows from increased revenues or sales of debt or equity capital to execute our marketing initiatives, maintain operations and/or finance substantial business initiatives that may arise. With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues or from the sale of shares we have substantial doubt as to our ability to continue to operate. We believe our present capital resources are insufficient for ongoing operation. We cannot assure you that we will be able to raise sufficient funds to further develop and market our services. Our lack of funds will materially affect us, and may cause us to cease operations. Consequently, you could incur a loss of your entire investment in Legal Life Plans.

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The information required is provided in Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the controls evaluation, our Chief Executive Office and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls were not operating effectively to provide reasonable assurance that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time period specified by the SEC, and that material information relating to the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Table of Contents	11

The basis for the determination that our disclosure controls and procedures are not operating effectively at the reasonable assurance level is based on our conclusions that (a) we do not have a full-time, qualified Principal Financial Officer to oversee our disclosures controls and procedures, and (b) we have material weaknesses in our internal control over financing reporting (as discussed below), which we consider an integral part of our disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

The SEC defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual of interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment identified the following weaknesses in the Company’s internal control over financial reporting as of May 31, 2013:

The Company currently lacks formal policies and procedures over the financial reporting process. This includes a lack of review procedures performed by management beyond the initial preparer calculations and estimates and also procedures to ensure timely regulatory compliance filings.

Item 9B. Other Information

Not applicable.

Table of Contents	12

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to our Delaware Certificate of Incorporation and Bylaws, our Board of Directors (the “Board”) serve for one year term. The term of the office of the members of the Board will expire at the next annual shareholders meeting.

The following table sets forth the names, ages and principal position of our executive officers and directors as of September 13, 2013:

Name	Age	Position (1)
Scott Weissman	36	Chief Executive Officer & Chief Financial Officer
Joe Toro	28	Director
Farid Dallal	40	Director
(1)	Officers hold their position at the pleasure of the board of directors, absent any employment agreement.

Scott Weissman. Mr. Weissman, has approximately 15 years experience in investment banking and asset management. In addition to his role as CEO and interim CFO of Legal Life Plans, Inc., Mr. Weissman has been the CEO of Green Light Equity Partners LLC, a Miami based private equity and consulting firm from July 2006 to the present. Mr. Weissman has been Chairman and Managing Director of Tiger Eye Holdings Hong Kong LTD, a real estate holding company from July 2006 to the present. Mr. Weissman does not manage any of the day-to-day operations for Green Light or Tiger Eye. From April 2007 to September 2010, Mr. Weissman acted as President of Law America, Inc., a subscription legal services provider. Mr. Weissman has a permanent injunction from association with any FINRA member as a registered representative. Mr. Weissman (CRD #2664118, Registered Representative, Miami, Florida), was barred from association with any FINRA member in any capacity and ordered to pay $16,000, plus interest, in restitution to a public customer (FINRA Case #2005001067201).

Joe Toro. Mr. Toro has 10 years of experience in mortgage banking and financial consulting. He started his career in New York City with Southern Star Mortgage as a loan officer from January 2004 to December 2004 and was promoted to office manager overseeing 50 mortgage brokers from January 2005 to March 2006. Mr. Toro has also worked with North Side Capital from January 2007 to July 2008, US Mortgage Bankers from January 2007 to August 2008, South West Capital from September 2007 to July 2008 and Keep Living in Your Home, Inc. from August 2008 to the present. Mr. Toro's expertise includes financial preparation and reporting, loan mitigation, commercial and residential loan origination, office management and training. Mr. Toro achieved a BA at John Jay School of Criminal Justice in New York City.

Farid Dallal. Mr. Dallal was appointed as a member of the Board of Directors of the Company effective January 1, 2013. In 2004, Mr. Dallal established Dallal Enterprises Inc., a financial consulting firm specializing in sales and marketing infrastructure. In 2009, Mr. Dallal established Keep Living In Your Home, Inc., a financial services company specializing in funding and restructuring residential and commercial real estate. Mr. Dallal attended Binghamton University where he achieved a BS in Business Management and a minor in MIS. He also held a Series 7 and 63 license; however, he is no longer registered to work in the securities industry.

Table of Contents	13

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that, during the fiscal year ended May 31, 2013, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons.

Item 11. Executive Compensation

The following table sets forth, for the last three completed fiscal years, all compensation paid, distributed or accrued for services rendered to us by (i) all individuals service as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) above but for the fact that the individual was not serving as our executive officer at the end of the last completed fiscal year

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
	2013	-	-	-	-	-	-	-	-
Scott Weissman,	2012	-	-	-	-	-	-	-	-
CEO and CFO	2011	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
Chene Gardner, (1)	2012	-	-	-	-	-	-	6,250	6,250
Former CEO	2011	-	-	-	-	-	-	6,050	6,050
	2013	-	-	-	-	-	-	-	-
Terry Kupfer, (2)	2012	-	-	-	-	-	-	-	-
Former CFO	2011	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
Joe Toro,	2012	-	-	-	-	-	-	-	-
Director	2011	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
Farid Dallal,	2012	-	-	-	-	-	-	-	-
Director	2011	-	-	-	-	-	-	-	-
Mark Aspiri (3) Former President	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-

(1)	Resigned on November 13, 2012.
(2)	Resigned on August 16, 2013.
(3)	Released on February 4, 2013

Table of Contents	14

Employment Agreements

None of our executive officers are subject to an employment agreement with the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of September 13, 2013 we had 171,419 shares of our Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of September 13, 2013 by:

•	each person known by us to be the beneficial owner of more than 5% of our Common Stock;
•	each director;
•	each executive officer named in the compensation table in Item 11; and
•	all of our executive officers and directors as a group.

	Common Stock
Name	# of Shares	% of Class
Scott Weissman	—	0.00%
Chene Gardner (1)	2,000	1.17%
Terry Kupfer (2)	—	0.00%
Mark Aspiri (3)	—	0.00%
Joe Toro	—	0.00%
Farid Dallal	—	0.00%
Cedar Ridge Management, Inc. (4)	40,000	23.33%
MMAAK Holdings, LLC (5)	40,000	23.33%
All current officers and directors as a group (3 persons)	—	0.00%

(1)	Resigned on November 13, 2012. Mr. Gardner also holds 200 shares of Preferred Series A stock which has no conversion rights, but does hold super-voting rights equal to 400,000 votes.
(2)	Resigned on August 16, 2013.
(3)	Released on February 4, 2013.
(4)	The beneficial owner is Henry Meerveld.
(5)	The beneficial owner is Harvey Carley.

Securities authorized for issuance under equity compensation plans.

We currently do not have an equity compensation plan.

Item 13. Certain Relationship and Related Party Transactions, and Director Independence

Related Party Transactions

None.

Director Independence

None.

Table of Contents	15

Item 14. Principal Accountant Fees and Services

The following tables summarizes the fees of Daszkal Bolton, LLP, our independent registered public accounting firm, and predecessor, Michael T. Studer, CPA P.C., billed for each of the last two fiscal years for audit services and other services:

Fee Category	2013	2012
Audit Fees (1)	$20,200	$8,800
Audit Related Fees	—	—
Tax Fees (2)	—	—
All Other Fees	—	—
Total Fees	$20,200	$8,800

(1)	Consists of fees for professional services rendered in connection with the review of our three quarterly reports on Form 10-Q and the audit of our financial statements included in our Annual Report on Form 10-K.
(2)	Consists of fees related to our tax compliance and tax planning.

We do not have an Audit Committee. Our Board of Directors pre-approves all auditing services and permissible non-audit services provided to us by our independent registered public accounting firm. All fees listed above were pre-approved in accordance with this policy.

Item 15. Exhibits and Financial Statement Schedules

a.	Index to Financial Statements and Financial Statement Schedules

b.	Exhibits

Exhibit Number	Description
31.1	Certification by Chief Executive Officer, Scott Weissman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, Scott Weissman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer, Scott Weissman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer, Scott Weissman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents	16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGAL LIFE PLANS, INC.

Date: October 4, 2013	BY: /S/ Scott Weissman
Scott Weissman
Chief Executive Officer
Table of Contents	17

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

FINANCIAL STATEMENTS

AS OF MAY 31, 2013

Index to Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are included on the pages indicated:

Table of Contents	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Legal Life Plans

We have audited the accompanying balance sheet of Legal Life Plans, Inc. (the "Company") as of May 31, 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended May 31, 2013. Legal Life Plans’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legal Life Plans, Inc. as of May 31, 2013, and the results of its operations and its cash flows for the year ended May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The financial statements of Legal Life Plans, Inc. as of and for the year ended May 31, 2012, were audited by other auditors whose opinion on those statements, dated September 13, 2012 (except as to Note 14, which is dated as of October 4, 2013), included emphasis-of-matter paragraphs for a going concern uncertainty and a restatement of the 2012 financial statements for the correction of an error described in Note 14.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a net capital deficiency and continues to experience recurring losses and negative cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in the footnotes accompanying the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Daszkal Bolton LLP

Boca Raton, Florida

October 4, 2013

Table of Contents	F-2

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Legal Life Plans, Inc. (formerly Nano Dimensions, Inc.)

I have audited the accompanying balance sheet of Legal Life Plans, Inc. (formerly Nano Dimensions, Inc.) (the Company) as of May 31, 2012 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legal Life Plans, Inc. as of May 31, 2012 and the results of its operation and cash flow for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14 to the financial statements, the Company restated its financial statements for the year ended May 31, 2012.

/s/ Michael T. Studer CPA P.C.

Freeport, New York

September 13, 2012 (except as to Note 14, which is dated as of October 4, 2013)

Table of Contents	F-3

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
BALANCE SHEETS
	May 31,	May 31,
	2013	2012
		Restated
ASSETS
Current assets
Cash	$—	$105
Due from related party	7,540	—
Total current assets	7,540	105

Other assets
Notes receivable	—	53,900
Interest receivable	—	10,168
Total other assets	—	64,068

Total assets	$7,540	$64,173

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$155,327	$189,597
Due to related parties	58,750	41,200
Obligations for shares to be issued	194,400	180,000
Notes payable, including accrued interest of $40,092 and $31,967
as of May 31, 2013 and 2012, respectively	140,092	131,967
Note payable to related party, including accrued interest of $2,655 and $0
as of May 31, 2013 and 2012, respectively	32,655	—
Total current liabilities and total liabilities	581,224	542,764

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, 200 and 200 shares issued and
outstanding, respectively	—	—
Series B Preferred Stock, 0 and 0 shares issued and
outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized,
171,419 and 171,419 shares issued and outstanding, respectively	171	171
Additional paid-in capital	3,545,931	3,545,931
Accumulated deficit	(4,119,786)	(4,024,693)
Total stockholders' deficit	(573,684)	(478,591)

Total liabilities and stockholders' deficit	$7,540	$64,173

See Notes to Financial Statements

Table of Contents	F-4

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
STATEMENTS OF OPERATIONS

	Years ended May 31,
	2013	2012
		Restated
Revenue:	$—	$—

Operating expenses:
Professional fees	61,173	62,114
General and administrative	22,385	24,250
Total operating expenses	83,558	86,364

Operating loss	(83,558)	(86,364)

Other income (expenses)
Interest income	1,410	4,540
Interest expense	(12,945)	(10,220)
Total other (expense)	(11,535)	(5,680)

Net loss before income taxes	(95,093)	(92,044)

Income tax expense	—	—

Net loss	$(95,093)	$(92,044)

Loss per share:
Basic and diluted	$(0.55)	$(0.54)

Basic and diluted weighted average common shares outstanding	171,419	171,419

See Notes to Financial Statements

Table of Contents	F-5

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
From June 1, 2011 to May 31, 2013

							Additional		Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Deficit

Balance, May 31, 2011 as previously reported	200	$—	—	$—	171,419	$171	$3,545,931	$(3,739,582)	$(193,480)
Restated adjustments (See Note 14)	—	—	—	—	—	—	—	(193,067)	(193,067)
Balance, May 31, 2011 as restated	200	—	—	—	171,419	171	3,545,931	(3,932,649)	(386,547)

Net loss	—	—	—	—	—	—	—	(92,044)	(92,044)
Ending balance, May 31, 2012	200	—	—	—	171,419	171	3,545,931	(4,024,693)	(478,591)

Net loss	—	—	—	—	—	—	—	(95,093)	(95,093)
Ending balance, May 31, 2013	200	$—	—	$—	171,419	$171	$3,545,931	$(4,119,786)	$(573,684)

See Notes to Financial Statements

Table of Contents	F-6

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
STATEMENTS OF CASH FLOWS

	Years ended May 31,
	2013	2012
		Restated
Cash flows from operating activities:
Net loss	$(95,093)	$(92,044)
Adjustments to reconcile net loss
to net cash used in operating activities
Obligation for shares to be issued	14,400	5,000
Changes in operating assets and liabilities:
Due from related party	(7,540)	—
Interest receivable	(1,409)	(4,540)
Accounts payable and accrued expenses	38,007	56,387
Due to related party	17,550	18,700
Accrued interest on notes payable	10,780	8,125
Net cash used in operating activities	(23,305)	(8,372)

Cash flows from investing activities:
Funding of notes receivable	(16,000)	—
Collection of notes receivable	9,200	3,600
Net cash (provided by) used in investing activities	(6,800)	3,600

Cash flows from financing activities:
Proceeds from notes payable	30,000	—
Net cash provided by financing activities	30,000	—

Net decrease in cash and cash equivalents	(105)	(4,772)

Cash and cash equivalents, beginning of year	105	4,877
Cash and cash equivalents, end of year	$—	$105

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash operating and investing activities:
Settlement of notes receivable and related accrued interest
through extinguishment of liabilities (net set-off)	$72,277	$—

Satisfaction of settlement agreement (recorded as a reduction of other accrued expenses payable) through direct payments to plaintiff from funds provided by the obligation of shares to be issued	$—	$120,000

See Notes to Financial Statements

Table of Contents	F-7

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

NOTES TO FINANCIAL STATEMENTS

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

The Company originally was formed as Cancer Therapeutics Incorporated under the laws of the State of Tennessee on May 1, 1991. On September 7, 2004, the Company reincorporated into the State of Delaware by filing with the state a Certificate of Merger whereby Cancer Therapeutic, Incorporated (Tennessee) merged with and into Cancer Therapeutic, Inc. (Delaware) which was incorporated for this purpose on August 12, 2004. On October 19, 2010 the Company changed its name from Cancer Therapeutic, Inc. to Nano Dimensions, Inc. and on January 6, 2012 to Legal Life Plans, Inc.

On November 5, 2010, the Company’s board declared a 1 for 500 reverse stock split, reducing the number of issued shares of common stock from 85,569,477 shares to 171,419 shares. All shares and per share amounts have been adjusted to retroactively reflect this stock split.

The accompanying financial statements have been prepared on a going concern basis. The Company has incurred net losses of approximately $95,000 during the year ended May 31, 2013. The Company’s ability to continue as going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Currently, management has decided to temporarily put on hold the reverse merger agreement, pending further review. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

Table of Contents	F-8

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Basic and Diluted Net Loss per Common Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The number of shares underlying outstanding options and warrants was 35,670 at May 31, 2013 and 2012.

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

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by FASB which are not effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of those standards is not expected to be material.

NOTE 3 DUE FROM RELATED PARTY

On May 31, 2013, the Company had $7,540 due from a related party, which consisted of expenses paid on the related party’s behalf.

NOTE 4 NOTES RECEIVABLE

During April 2010, the Company received a note receivable of $61,000 from an individual who assists the Company at times with legal matters. The note accrued interest at 8% annum and was due on demand. During the year ended May 31, 2013, the Company received an additional $16,000 note receivable with identical terms. The notes receivable and accrued interest were settled via offset of the Company’s accounts payable to the individual.

Table of Contents	F-9

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE 5 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	May 31, 2013	May 31, 2012
Professional fees	$33,692	$77,626
Rent	47,500	40,000
Accrued payroll taxes and related expenses	73,484	71,320
Other	651	651
Total accounts payable and accrued expenses	$155,327	$189,597

NOTE 6 DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Amounts due to related parties consist of the following:

	May 31, 2013	May 31, 2012
Amount due to an accounting firm owned by the former CFO of the Company for unpaid accounting and management services, non-interest bearing, due on demand	$26,000	$24,000

Amounts due to related parties of the Company for certain funds advanced to pay for business development costs that are part of the Company’s business expansion plans, as well as other general and administrative expenses	32,750	17,200
	$58,750	$41,200

For the year ended May 31, 2013 and 2012, respectively, accounting, legal and management fees expensed related to the related parties amounted to $25,500 and $23,450, respectively.

NOTE 7 OBLIGATIONS FOR SHARES TO BE ISSUED

During August 2011, the Company entered into a subscription agreement with an individual to purchase 360,000 shares of common stock at $0.50 per share, which generated proceeds of $180,000. The Company has not physically issued the stock certificate representing these shares.

During December 2012, the Company entered into a consulting agreement with the same individual for services through March 31, 2013. In exchange, the individual is entitled to 20,000 shares of the Company’s Series A Preferred shares. For the year ended May 31, 2013, 20,000 shares should be issued with a fair value of $14,400, or $0.72 per share. The Company has not physically issued the stock certificate representing these shares. (See Note 10)

Table of Contents	F-10

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE 8 NOTES PAYABLE

Prior to the Company’s reincorporation on September 7, 2004, the Company’s predecessor Cancer Therapeutics Incorporated issued a secured note payable of $50,000 to a bank at 8.25% interest per annum with a maturity date of December 31, 2005. The note is secured by tangible and intangible assets. To date the note is in default and continues to accrue interest at 8.25%. As of May 31, 2013 the note had accrued interest of $25,802.

During November 2009, the Company issued an 8% $50,000 unsecured note payable to a corporation with a maturity date of November 3, 2010. To date the note is in default and continues to accrue interest at 8%. As of May 31, 2013 the note had accrued interest of $14,290.

Interest expense for both notes for the year ended May 31, 2013 and 2012 amounted to $8,125 and $8,125, respectively.

NOTE 9 NOTE PAYABLE TO RELATED PARTY

During July 2012, the Company issued a 10% $30,000 note payable to the individual identified in Note 7 above with an original maturity date of August 15, 2012. In September 2013, the Company extended the maturity date to March 10, 2014 at 10% annum.

Accrued interest at May 31, 2013 was $2,655. Interest expense for the year ended May 31, 2013 amounted to $2,655.

NOTE 10 PREFERRED STOCK

During the year ended May 31, 2010, the Company approved the creation of Series A preferred stock. The Series A preferred shares are entitled to 2,000 post-split votes (1,000,000 pre-split votes) per share but do not have any rights of conversion into shares of common stock. Pursuant to Delaware General Corporate Law, the holder of the preferred stock cannot take any action to benefit him personally as a shareholder without the vote of a majority of the common shareholders. On April 22, 2010 the Company authorized and approved the issuance of 200 shares of Class A Preferred stock to the then Company CEO/CFO in lieu of compensation for one year. These shares are to be returned to the Company and cancelled as part of the acquisition agreement described in Note 13.

On March 20, 2012 the Company approved the filing of a certificate of designation with respect to Series B Preferred stock. The Series B Preferred shares are entitled to 1 vote per share but do not have any dividend, distribution, or rights of conversion into common stock.

On December 10, 2012, the Company entered into a consulting agreement with the individual identified in Note 7 who is to assist with the reverse capitalization of the Company with Legal Life Plans, Inc. of Utah. In exchange for these services, 20,000 shares of the Company’s Series A Preferred shares will be issued. For the year ended May 31, 2013, 20,000 shares should be issued, with a fair value of $14,400, or $0.72 per share. These shares remain unissued.

Table of Contents	F-11

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE 11 WARRANTS

On May 1, 2009 the Company issued 36,850 stock warrants (18,425,000 pre-split stock warrants) as part of the conversion agreements with certain debt holders of the Company. The warrants entitle the holder to purchase common stock of the Company at an exercise price of $50.00 per share (pre-split exercise price of $0.10 per share). The warrants expire 5 years from the date of issuance.

The following table summarizes the changes in warrants outstanding for the year ended May 31, 2013 and 2012 (as retroactively adjusted for the 1 for 500 reverse stock split on November 5, 2010):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of May 31, 2011	35,670	$50.00

Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding as of May 31, 2012	35,670	$50.00

Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding as of May 31, 2013	35,670	$50.00

Common stock warrants outstanding and exercisable as of May 31, 2013 are:

	Warrants Outstanding			Warrants Exercisable
Expiration Date	Exercise Price	Number of shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
May 1, 2014	$50.00	35,670	0.92	35,670	$50.00

NOTE 12 INCOME TAXES

The components of the deferred tax assets are as follows:

	May 31,
	2013	2012
Deferred tax assets:
Net operating loss carryovers	$113,765	$84,152
Valuation allowance	(113,765)	(84,152)
Net deferred tax asset	$—	$—
Table of Contents	F-12

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE 12 INCOME TAXES - continued

The reconciliation of the provision for income taxes for the years ended May 31, 2013 and 2012, and the amount computed by applying the federal income tax rate to net loss is as follows:

	May 31,
	2013	2012
Tax provision (benefit) at statutory rate	$(32,332)	$(31,295)
State taxes, net of federal expense	(3,452)	(3,341)
Change in valuation allowance	29,612	(13,154)
Permanent differences	753	753
Temporary differences	5,419	47,037
Effective income tax	$—	$—

At May 31, 2013, the Company had available net operating loss carryovers of approximately $300,000 that may be applied against future taxable income and starts to expire in 2028, subject to certain limitations.

NOTE 13 COMMITMENTS AND CONTINGENCIES

Rental Agreement

On June 1, 2009 the Company executed a sublease agreement with an unrelated party to sublease office space located in South Jordan, Utah. The sublease had a term from June 1, 2009 – March 31, 2011 and provides for monthly base rent of $1,500. The lease continued on a month to month basis until October 2012. For the years ended May 31, 2013 and 2012, rent expense was $7,500 and $18,000, respectively.

Effective November 2012, the Company relocated to shared office space of the Company’s director, located in Boca Raton, Florida.

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

On April 20, 2011 the Company and Company counsel executed a settlement agreement with the investor. The settlement agreement obligated the Company and Company counsel to pay a total of $170,000 to the investor. The settlement amounts were paid in full on February 22, 2012, and the complaint was dismissed with prejudice.

In June 2013, a former consultant/President of the Company named the Company in a Civil Action in the United States District Court for the District of Colorado, alleging, among other things, wrongful termination by the Company. The former consultant/President claims unpaid compensation of $104,000 and 5,000,000 shares of stock.

Table of Contents	F-13

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE 13 COMMITMENTS AND CONTINGENCIES - CONTINUED

During 2013, the former consultant/President also filed a complaint with the Occupational Safety and Health Administration (OSHA), asserting wrongful termination by the Company’s CEO due to the former consultant/President’s investigation and notification to the Company’s Board about alleged unauthorized sales of securities.

Management is vigorously defending the claims and believes they are without merit. These actions are in the early stages, and the outcomes are not determinable at this time.

Taxes

During 2013, the current Company management became aware that previous management had not filed certain Company payroll and income tax returns and forms. Current management is taking steps to remediate these filing deficiencies.

Acquisition Agreement

On March 20, 2012 the Company entered into an agreement to acquire all of the outstanding shares of Legal Life Plans, Inc., a Utah corporation (LLP Utah) in exchange for 1,000,000 shares of Series A Preferred stock, 18,000,000 shares of Series B Preferred stock, and 91,000,000 shares of common stock of the Company. The stock purchase agreement also provides for the Company to pay $180,000 to the individual described in Notes 7, 9, and 10 at closing in exchange for the individual’s surrender of the 360,000 shares of the Company’s common stock subscribed to pursuant to the August 2011 subscription agreement. The consummation of the acquisition is subject to the satisfaction of certain conditions precedent by the parties. As of May 31, 2013, consummation of the reverse merger agreement was not completed and no shares have been issued to date. Both parties are reviewing the transaction to ensure it will meet both of their long-term goals.

The individual described in Notes 7, 9 and 10 is a shareholder in LLP Utah.

NOTE 14 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements at May 31, 2012 and for the year then ended (which were previously included in the Company’s Form 10-K filed with the SEC on September 13, 2012) in order to, among other things, reverse the gain on extinguishment of debt of $191,955 recognized at May 31, 2011 and to restore liabilities relating to (1) amounts withheld from independent contractors’ compensation in the years ended May 31, 2004, 2005, 2006 and 2007 and accrued related employer payroll taxes, interest, and penalties ($70,144 total at May 31, 2011), (2) predecessor note payable to bank ($50,000) and accrued interest ($16,521 at May 31, 2011), and (3) note payable to entity issued in November 2009 ($50,000) and accrued interest ($5,290 at May 31, 2011). These liabilities were erroneously adjusted to $0 at May 31, 2011 before the necessary criteria for such adjustment was met.

Table of Contents	F-14

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE 14 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - Continued

The effect of the restatement adjustments on the balance sheet at May 31, 2012 follows:

	As Previously Reported		Restatement Adjustments		As Restated

Total assets		$64,173		$—	$64,173

Accounts payable and accrued expenses	$	(A) 117,626	$(1)	70,144	$189,597
			(2)	(919)
			(3)	651
			(5)	2,095
Due to related parties		24,000	(3)	17,200	41,200
Obligations for shares to be issued		—	(3)	180,000	180,000
Notes payable and accrued interest		(A) 209,307	(1)	121,811	131,967
			(2)	2,031
			(3)	(197,851)
			(4)	(11,456)
			(5)	8,125
Total correct liabilities and total liabilities		350,933	191,831		542,764

Common stock		171	—		171
Additional paid-in capital		3,545,931	—		3,545,931
Accumulated deficit		(3,832,862)	(1)	(191,955)	(4,024,693)
			(2)	(1,112)
			(4)	11,456
			(5)	(10,220)
Total stockholders’ deficit		(286,760)	(191,831)		(478,591)
Total liabilities and stockholders’ deficit		$64,173	$—		$64,173

(A)	Reflects reclassification of $12,107 accrued interest on notes payable from accounts payable and accrued expenses to notes payable and accrued interest to conform with current year presentation.
Table of Contents	F-15

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE 14 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS – Continued

The effect of the restatement adjustments on the statement of operations for the year ended May 31, 2012 follows:

	As previously reported	Restatement Adjustments	As Restated

Net revenues	$—	$—	$—

Operating expenses:
Professional fees	62,114	—	62,114
General and administrative	24,250	—	24,250
Total operating expenses	86,364	—	86,364

Operating loss	(86,364)	—	(86,364)

Other income (expense)
Interest income	4,540	—	4,540
Interest expense	(11,456)	(4) 11,456	(10,220)
		(5) (10,220)
Total other income (expense)	(6,916)	1,236	(5,680)

Net loss before income taxes	(93,280)	1,236	(92,044)

Income tax expense	—	—	—

Net loss	$(93,280)	$1,236	$(92,044)

Loss per share-basic and diluted	$(0.54)	$—	$(0.54)

Restatement Adjustments

(1)	To reverse the $191,955 gain on extinguishment of debt recognized at May 31, 2011 and to restore related debt as described above.
(2)	To accrue $1,112 additional expense at May 31, 2011.
Table of Contents	F-16

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE 14 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - Continued

(3)	To reclassify $197,200 notes payable to an individual at May 31, 2012 to obligations for shares to be issued ($180,000) and due to related parties ($17,200) to conform with current year presentation. The first $180,000 of proceeds provided by the individual has been considered to be in satisfaction of the August 2011 subscription agreement (see Note 7), rather than for notes payable of the Company.
(4)	To reverse interest expense accrued on the notes payable to an individual for the year ended May 31, 2012 (see (3) above).
(5)	To accrue interest expense on the liabilities restored (see (1) above) for the year ended May 31, 2012.

Table of Contents	F-17