Form 10-Q
period 2013-08-31
Legal Life Plans, Inc.
filed 2013-10-23
CIK 876367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended August 31, 2013

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 000-52473

LEGAL LIFE PLANS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	20-1499421
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

518 Alabama Street
Bristol, Tennessee	37620
(Address of Principal Executive Offices)	(Zip Code)

(423) 646-6599
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

Yes [X] No [ ]

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of October 22 2013, was 171,419.

Table of Contents

Table of Contents	2

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
CONDENSED BALANCE SHEETS

	August 31,	May 31,
	2013	2013
	(Unaudited)
ASSETS
Current assets
Cash	$—	$—
Due from related party	7,540	7,540
Prepaid expenses	2,000	—
Total current assets	9,540	7,540

Total assets	$9,540	$7,540

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$182,575	$155,327
Due to related parties	62,245	58,750
Obligations for shares to be issued	194,400	194,400
Notes payable, including accrued interest of $42,123 and $40,092
as of August 31, 2013 and May 31, 2013, respectively	142,123	140,092
Note payable to related party, including accrued interest of $3,411 and $2,655
as of August 31, 2013 and May 31, 2013, respectively	33,411	32,655
Total current liabilities and total liabilities	614,754	581,224

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, 200 shares issued and outstanding	—	—
Series B Preferred Stock, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized,
171,419 shares issued and outstanding	171	171
Additional paid-in capital	3,545,931	3,545,931
Accumulated deficit	(4,151,316)	(4,119,786)
Total stockholders' deficit	(605,214)	(573,684)

Total liabilities and stockholders' deficit	$9,540	$7,540

See Notes to Unaudited Condensed Financial Statements
Table of Contents	3

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	August 31,
	2013	2012

Revenue:	$—	$—

Operating expenses:
Professional fees	28,770	38,095
General and administrative	45	4,635
Total operating expenses	28,815	42,730

Operating loss	(28,815)	(42,730)

Other income (expenses)
Interest income	—	1,409
Interest expense	(2,715)	(7,511)
Total other expense	(2,715)	(6,102)

Net loss before income taxes	(31,530)	(48,832)

Income tax expense	—	—

Net loss	$(31,530)	$(48,832)

Loss per share:
Basic and diluted	$(0.18)	$(0.28)

Basic and diluted weighted average common shares outstanding	171,419	171,419

See Notes to Unaudited Condensed Financial Statements

Table of Contents	4

LEGAL LIFE PLANS, INC.
(formerly Nano Dimensions, Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	August 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(31,530)	$(48,832)
Adjustments to reconcile change in net loss
to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	(2,000)	—
Interest receivable	—	(1,409)
Accounts payable and accrued expenses	27,248	39,770
Due to related parties	3,495	6,100
Accrued interest on notes payable	2,787	6,736
Net cash provided by operating activities	—	2,365

Cash flows from investing activities:
Funding of notes receivable	—	(16,000)
Net cash used in investing activities	—	(16,000)

Cash flows from financing activities:
Proceeds from notes payable	—	30,000
Net cash provided by financing activities	—	30,000

Net increase in cash and cash equivalents	—	16,365

Cash, beginning of period	—	105
Cash, end of period	$—	$16,470

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See Notes to Unaudited Condensed Financial Statements

Table of Contents	5

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

The Company originally was formed as Cancer Therapeutics, Incorporated under the laws of the State of Tennessee on May 1, 1991. On September 7, 2004, the Company reincorporated into the State of Delaware by filing with the state a Certificate of Merger whereby Cancer Therapeutic, Incorporated (Tennessee) merged with and into Cancer Therapeutic, Inc. (Delaware) which was incorporated for this purpose on August 12, 2004. On October 19, 2010 the Company changed its name from Cancer Therapeutic, Inc. to Nano Dimensions, Inc. and on January 6, 2012 to Legal Life Plans, Inc.

On November 5, 2010, the Company’s board declared a 1 for 500 reverse stock split, reducing the number of issued shares of common stock from 85,569,477 shares to 171,419 shares. All shares and per share amounts have been adjusted to retroactively reflect this stock split.

The accompanying unaudited condensed financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the Annual Report on Form 10-K for the fiscal year ended May 31, 2013, the Company’s stockholders’ deficit was $573,684 and had a working capital deficit, continued losses, and a negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan to address and alleviate these concerns are as follows:

The Company’s management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months. The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity. No assurance can be given that funds will be available, or if available, that it will be on terms deemed satisfactory to management.

During October 2013, the Board member that served as both the Company's Chief Executive Officer and Chief Financial Officer resigned, effective October 8, 2013.

On October 18 2013, the remaining Board members confirmed an investor and consultant, David Luther, as a Board member, to serve as the Company's Chief Executive Officer ("Future CEO"), effective October 18, 2013. The remaining Board members also tendered their resignation as Board members, effective October 19, 2013.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying unaudited condensed financial statements do not include any adjustments relating to recoverability and classification of asset carrying amounts to the amount and classification of liabilities that might result from the outcome of these uncertainties.

Table of Contents	6

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of the management of the Company, the accompanying unaudited condensed financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended August 31, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2014.

Reclassifications

Certain reclassifications have been made to the 2012 financial information to conform to the presentation in the current-year.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by FASB which are not effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of those standards is not expected to be material.

Table of Contents	7

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 DUE FROM RELATED PARTY

At August 31, 2013 and May 31, 2013, the Company had $7,540 due from a related party, which consisted of expenses paid on the related party’s behalf.

NOTE 4 PREPAID EXPENSES

At August 31, 2013, the prepaid expenses consisted primarily of prepaid professional fees.

NOTE 5 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	August 31, 2013	May 31, 2013
Professional fees	$60,462	$33,692
Rent	47,500	47,500
Accrued payroll taxes and related expenses	73,962	73,484
Other	651	651
Total accounts payable and accrued expenses	$182,575	$155,327

NOTE 6 DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Amounts due to related parties consist of the following:

	August 31, 2013	May 31, 2013

Amount due to an accounting firm owned by the former CFO of the Company for unpaid accounting and management services, non-interest bearing, due on demand	$26,000	$26,000

Amounts due to related parties of the Company for certain funds advanced to pay for business development costs that are part of the Company’s business expansion plans, as well as other general and administrative expenses	36,245	32,750
	$62,245	$58,750

For the three-months ended August 31, 2013 and 2012, respectively, accounting, legal and management fees to related parties amounted to $3,495 and $3,000, respectively.

NOTE 7 OBLIGATIONS FOR SHARES TO BE ISSUED

During August 2011, the Company entered into a subscription agreement with the Future CEO to purchase 360,000 shares of common stock at $0.50 per share, which generated proceeds of $180,000. The Company has not physically issued the stock certificate representing these shares.

Table of Contents	8

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 OBLIGATIONS FOR SHARES TO BE ISSUED - continued

During December 2012, the Company entered into a consulting agreement with the same individual for services through March 31, 2013. In exchange, the individual is entitled to 20,000 shares of the Company’s Series A Preferred shares. For the year ended May 31, 2013, 20,000 shares should be issued with a fair value of $14,400, or $0.72 per share. The Company has not physically issued the stock certificate representing these shares as of August 31, 2013. (See Note 10)

NOTE 8 NOTES PAYABLE

Prior to the Company’s reincorporation on September 7, 2004, the Company’s predecessor Cancer Therapeutics Incorporated issued a secured note payable of $50,000 to a bank at 8.25% interest per annum with a maturity date of December 31, 2005. The note is secured by tangible and intangible assets. To date the note is in default and continues to accrue interest at 8.25%. As of August 31, 2013 the note had accrued interest of $26,833.

During November 2009, the Company issued an 8% $50,000 unsecured note payable to a corporation with a maturity date of November 3, 2010. To date the note is in default and continues to accrue interest at 8%. As of August 31, 2013 the note had accrued interest of $15,290.

Interest expense for both notes for the three-month periods ended August 31, 2013 and 2012 amounted to $2,031 and $2,031, respectively.

NOTE 9 NOTE PAYABLE TO RELATED PARTY

During July 2012, the Company issued a 10% $30,000 note payable to the Future CEO above with an original maturity date of August 15, 2012. In September 2013, the maturity date was extended to March 10, 2014 at 10% annum.

Accrued interest at August 31, 2013 was $3,411. Interest expense for the three-month periods ended August 31, 2013 and 2012 amounted to $756 and $411, respectively.

NOTE 10 PREFERRED STOCK

During the year ended May 31, 2010, the Company approved the creation of Series A preferred stock. The Series A preferred shares are entitled to 2,000 post-split votes (1,000,000 pre-split votes) per share but do not have any rights of conversion into shares of common stock. Pursuant to Delaware General Corporate Law, the holder of the preferred stock cannot take any action to benefit him personally as a shareholder without the vote of a majority of the common shareholders. On April 22, 2010 the Company authorized and approved the issuance of 200 shares of Class A Preferred stock to the then Company CEO/CFO in lieu of compensation for one year. These shares are to be returned to the Company and cancelled as part of the acquisition agreement described in Note 12.

On March 20, 2012 the Company approved the filing of a certificate of designation with respect to Series B Preferred stock. The Series B Preferred shares are entitled to 1 vote per share but do not have any dividend, distribution, or rights of conversion into common stock.

Table of Contents	9

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 PREFERRED STOCK - continued

On December 10, 2012, the Company entered into a consulting agreement with the Future CEO to assist with the reverse capitalization of the Company with Legal Life Plans, Inc. of Utah. In exchange for these services, 20,000 shares of the Company’s Series A Preferred shares will be issued. For the year ended May 31, 2013, 20,000 shares should be issued, with a fair value of $14,400, or $0.72 per share. These shares have not yet been issued as of August 31, 2013.

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

The following table summarizes the changes in warrants outstanding for the year ended May 31, 2013 and the three months ended August 31, 2013 (as retroactively adjusted for the 1 for 500 reverse stock split on November 5, 2010):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of May 31, 2012	35,670	$50.00

Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding as of May 31, 2013	35,670	$50.00

Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding as of August 31, 2013	35,670	$50.00

Common stock warrants outstanding and exercisable as of August 31, 2013 are:

	Warrants Outstanding			Warrants Exercisable
Expiration Date	Exercise Price	Number of shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
May 1, 2014	$50.00	35,670	0.66	35,670	$50.00

Table of Contents	10

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 12 COMMITMENTS AND CONTINGENCIES

Rental Agreement

On June 1, 2009 the Company executed a sublease agreement with an unrelated party to sublease office space located in South Jordan, Utah. The sublease had a term from June 1, 2009 – March 31, 2011 and provides for monthly base rent of $1,500. The lease continued on a month to month basis until October 2012. For the three-month periods ended August 31, 2013 and 2012, rent expense was $0 and $4,500, respectively.

Effective November 2012, the Company relocated to shared office space of the Company’s then director, located in Boca Raton, Florida.

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

Table of Contents	11

LEGAL LIFE PLANS, INC.

(formerly Nano Dimensions, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 12 COMMITMENTS AND CONTINGENCIES - continued

Acquisition Agreement

On March 20, 2012 the Company entered into an agreement to acquire all of the outstanding shares of Legal Life Plans, Inc., a Utah corporation (LLP Utah) in exchange for 1,000,000 shares of Series A Preferred stock, 18,000,000 shares of Series B Preferred stock, and 91,000,000 shares of common stock of the Company. The stock purchase agreement also provides for the Company to pay $180,000 to the Future CEO at closing in exchange for the individual’s surrender of the 360,000 shares of the Company’s common stock subscribed to pursuant to the August 2011 subscription agreement. The consummation of the acquisition is subject to the satisfaction of certain conditions precedent by the parties. As of August 31, 2013, consummation of the reverse merger agreement was not completed and no shares have been issued to date.

On October 21, 2013, the Company received a letter from LLP Utah’s Board of Directors stating that they are cancelling the Stock Purchase agreement under terms allowed for under the agreement.

Table of Contents	12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion of the company's financial condition and results of operations should be read in conjunction with the audited financial statements and related notes included in the filing of the company’s latest annual 10-K. This discussion may contain forward-looking statements, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. You should carefully consider the information under the caption "Risk Factors" in this filing, in addition to the other information set forth in this report. We caution you that Legal Life Plans’ business and financial performance is subject to substantial risks and uncertainties.

Results of Operations

The following is our discussion of the relevant items affecting results of operations for the periods ended August 31, 2013 and 2012.

Revenues. We generated zero revenues during the three-months ended August 31, 2013 and 2012.

Professional Fees. Our professional fees include outside legal, accounting and other professional fees. Professional fees for the three-months ended August 31, 2013 were $28,700, compared to $38,095 during the three-months ended August 31, 2012. The decrease was the result of legal fees paid related to the legal settlement incurred during the three-month period ended August 31, 2012.

General and Administrative Expenses. Our general and administrative expenses have been comprised of occupancy and office expenses; and other miscellaneous office and administrative expenses. General and administrative expenses for the three-months ended August 31, 2013 was $45, compared to $4,635 during the three-months ended August 31, 2012. The decrease in general and administrative expenses is a result of the cease in rent expense.

Other Income (Expense). We incurred net other expenses of ($2,715) for the three-months ended August 31, 2013 compared to net other expense of ($6,102) for the three-months ended August 31, 2012. Expenses incurred in this category were comprised of interest expense associated with promissory notes issued by the Company. Income included in this category is interest income associated with notes receivable.

Off-Balance Sheet Arrangements.

We are not subject to any off-balance sheet arrangements.

Personnel

We have no full-time employees. We utilize project-based contract personnel to carry out our business.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of loans, issuance of promissory notes, and from business revenues. As of August 31, 2013, we had no cash. We have sustained significant net losses which have resulted in a total stockholders’ deficit at August 31, 2013 of $605,214. Our losses raise doubts about our ability to continue the business of Legal Life Plans as a going concern. Our current financial condition is dire. Consequently, we anticipate that we will require additional cash inflows from sales of debt or equity capital to maintain operations and/or finance substantial business initiatives that may arise. With the expected cash requirements for the coming months, without additional cash inflows from the sale of shares, we have substantial doubt as to our ability to continue to operate. We believe our present capital resources are insufficient for ongoing operation. We cannot assure you that we will be able to raise sufficient funds to further develop and market our services. Our lack of funds will materially affect us, and may cause us to cease operations. Consequently, you could incur a loss of your entire investment in Legal Life Plans.

Table of Contents	13

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of August 31, 2013, our disclosure controls were not operating effectively to provide reasonable assurance that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time period specified by the SEC, and that material information relating the Company is made known to management, including Chief Executive Office and Principal Accounting Officer, particularly during the period when our periodic reports are being prepared.

The basis for the determination that our disclosure controls and procedures are not operating effectively at the reasonable assurance level is based on our conclusions that (a) we do not have a full-time, qualified Principal Financial Officer to oversee our disclosures controls and procedures, and (b) we have material weaknesses in our internal control over financing reporting (as discussed in our annual 10K filed on October 4, 2013), which we consider an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended August 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	14

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. OTHER INFORMATION

On October 8, 2013, Scott Weissman resigned from his position of Chief Executive Officer, Chief Financial Officer, and member of the Board of Directors.

On October 18, 2013, the Board of Directors appointed David Luther as the new Chief Executive Office and as a member on the Board of Directors.

On October 19, 2013, board members Farid Dallal and Joe Toro resigned from the Board of Directors.

Table of Contents	15

ITEM 5. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
31.1	Certification by Chief Executive Officer and Principal Accounting Officer, David Luther, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Principal Accounting Officer, David Luther, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGAL LIFE PLANS, INC.

Date: October 22, 2013	By: /S/ David Luther
David Luther
Chief Executive Officer

Table of Contents	16