Form 10-Q/A
period 2013-08-31
Legal Life Plans, Inc.
filed 2013-11-06
CIK 876367

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2013, filed with the Securities and Exchange Commission on October 23, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

LEGAL LIFE PLANS, INC.

Date: November 6, 2013	By: /S/ David Luther
David Luther
Chief Executive Officer