Form 10-K/A
period 2013-05-31
Legal Life Plans, Inc.
filed 2013-11-26
CIK 876367

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

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Fiscal Year End Report on Form 10-K for the year ended May 31, 2013, filed with the Securities and Exchange Commission on October 4, 2013 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K.  Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LEGAL LIFE PLANS, INC.

Date: November 25, 2013	BY: /S/ Scott Weissman
Scott Weissman
Chief Executive Officer